Form 10-Q
period 2020-12-31
William Penn Bancorporation
filed 2021-03-01
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-249492

WILLIAM PENN BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	85-3898797
(Statement or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
10 Canal Street, Suite 104, Bristol, Pennsylvania	19007
(Address of Principal Executive Offices)	(Zip Code)

(267) 540-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, as of March 1, 2021:  0 shares.

EXPLANATORY NOTE

William Penn Bancorporation (the “Company”) filed a Registration Statement on Form S-1 (the “Form S-1”), as amended, with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on January 15, 2021. The Form S-1 includes financial statements for the Company’s fiscal year ended June 30, 2020 and the three month period ended September 30, 2020. The Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, to file financial statements for the first quarter subsequent to the quarter reported upon the Form S-1.

The Company was incorporated in July 2020 by William Penn Bancorp, Inc. (“William Penn Bancorp”), a Pennsylvania corporation currently existing as the mid-tier holding company for William Penn Bank, Bristol, Pennsylvania (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s “second-step” conversion from the mutual holding company to the stock holding company form of organization. Upon completion of the conversion, the Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities. The Company is not currently an operating company, has not issued any shares, has engaged only in organizational activities to date and has no significant assets, contingent or other liabilities, revenues or expenses. Therefore, the information presented in this report is on a consolidated basis for William Penn Bancorp.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of December 31, 2020 and June 30, 2020 (unaudited)

	December 31,	June 30,
	2020	2020

ASSETS
Cash and due from banks	$23,583	$21,385
Interest bearing deposits with other banks	62,675	56,755
Federal funds sold	—	4,775
Total cash and cash equivalents	86,258	82,915
Interest-bearing time deposits	2,300	2,300
Securities available for sale	112,909	89,998
Loans receivable, net of allowance for loan losses of $3,587 and $3,519, respectively	494,805	508,605
Premises and equipment, net	13,543	16,733
Regulatory stock, at cost	3,133	4,200
Deferred income taxes	3,721	4,817
Bank-owned life insurance	14,968	14,758
Goodwill	4,858	4,858
Intangible assets	1,064	1,192
Accrued interest receivable and other assets	8,968	6,076
TOTAL ASSETS	$746,527	$736,452

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$597,079	$559,848
Advances from Federal Home Loan Bank	41,000	64,892
Advances from borrowers for taxes and insurance	3,056	4,536
Accrued interest payable and other liabilities	8,203	10,811
TOTAL LIABILITIES	649,338	640,087

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued	—	—
Common Stock, $.10 par value, 49,000,000 shares authorized; 4,667,304 shares issued and 4,489,345 shares outstanding at December 31, 2020 and June 30, 2020, respectively.	467	467
Additional paid-in capital	42,932	42,932
Treasury Stock, 177,959 shares at cost at December 31, 2020 and June 30, 2020, respectively.	(3,710)	(3,710)
Retained earnings	56,760	56,600
Accumulated other comprehensive income	740	76
TOTAL WILLIAM PENN BANCORP, INC. STOCKHOLDERS' EQUITY	97,189	96,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$746,527	$736,452

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three and Six Months Ended December 31, 2020 and 2019 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
INTEREST INCOME
Loans receivable, including fees	$6,233	$4,072	$12,126	$8,223
Securities	472	402	1,125	675
Other	79	132	190	284
Total Interest Income	6,784	4,606	13,441	9,182
INTEREST EXPENSE
Deposits	918	894	1,999	1,767
Borrowings	267	370	626	700
Total Interest Expense	1,185	1,264	2,625	2,467

Net Interest Income	5,599	3,342	10,816	6,715

Provision for Loan Losses	32	—	98	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,567	3,342	10,718	6,715
OTHER INCOME
Service fees	186	156	369	295
Net (loss) gain on sale of securities	(30)	—	(30)	93
Earnings on bank-owned life insurance	98	82	210	165
Net gain on sale of premises and equipment	454	—	469	—
Other	132	49	222	81
Total Other Income	840	287	1,240	634
OTHER EXPENSES
Salaries and employee benefits	2,526	1,614	5,080	3,185
Occupancy and equipment	655	514	1,414	809
Data processing	509	218	931	522
Professional fees	217	272	405	374
Amortization on intangible assets	64	59	128	118
Prepayment penalties	—	—	161	—
Other	690	361	1,277	676
Total Other Expense	4,661	3,038	9,396	5,684

Income Before Income Taxes	1,746	591	2,562	1,665

Income Tax Expense (Benefit)	370	(338)	516	(118)
NET INCOME	$1,376	$929	$2,046	$1,783

Basic and diluted earnings per share	$0.31	$0.23	$0.46	$0.45

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the Three and Six Months Ended December 31, 2020 and 2019 (unaudited)

	Three Months Ended December,		Six Months Ended December,
	2020	2019	2020	2019

Net income	$1,376	$929	$2,046	$1,783

Other comprehensive income (loss):
Changes in net unrealized gain (loss) on securities available for sale	367	(302)	827	(454)
Tax effect	(83)	68	(186)	102
Reclassification adjustment for loss (gain) recognized in net income	30	—	30	(93)
Tax effect	(7)	—	(7)	21
Other comprehensive income (loss), net of tax	307	(234)	664	(424)
Comprehensive income	$1,683	$695	$2,710	$1,359

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three and Six Months Ended December 31, 2020 and 2019 (unaudited)

						Accumulated
						Other	Total
	Number	Common Stock	Additional	Treasury	Retained	Comprehensive	Stockholders'
	of Shares	Stock	Paid-in capital	Stock	Earnings	Income/(Loss)	Equity
Balance, June 30, 2019	3,980,154	$416	$22,441	$(3,710)	$57,255	$228	$76,630
Net income	—	—	—	—	854	—	854
Other comprehensive loss	—	—	—	—	—	(190)	(190)
Dividend paid ($0.50 per share)	—	—	—	—	(1,983)		(1,983)
Balance, September 30, 2019	3,980,154	$416	$22,441	$(3,710)	$56,126	$38	$75,311
Net income	—	—	—	—	929	—	929
Other comprehensive loss	—	—	—	—	—	(234)	(234)
Balance, December 31, 2019	3,980,154	$416	$22,441	$(3,710)	$57,055	$(196)	$76,006

						Accumulated
						Other	Total
	Number	Common Stock	Additional	Treasury	Retained	Comprehensive	Stockholders'
	of Shares	Stock	Paid-in capital	Stock	Earnings	Income	Equity
Balance, June 30, 2020	4,489,345	$467	$42,932	$(3,710)	$56,600	$76	$96,365
Net income	—	—	—	—	670	—	670
Other comprehensive income	—	—	—	—	—	357	357
Dividend paid ($0.42 per share)	—	—	—	—	(1,886)		(1,886)
Balance, September 30, 2020	4,489,345	$467	$42,932	$(3,710)	$55,384	$433	$95,506
Net income	—	—	—	—	1,376	—	1,376
Other comprehensive income	—	—	—	—	—	307	307
Balance, December 31, 2020	4,489,345	$467	$42,932	$(3,710)	$56,760	$740	$97,189

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Six Months Ended December 31, 2020 and 2019 (unaudited)

	Six Months Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$2,046	$1,783
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	98	-
Depreciation expense	528	210
Other accretion, net	(1,534)	(336)
Deferred income taxes	903	255
Impact of tax law change	-	(408)
Net gain on sale of premises and equipment	(469)	-
Amortization of core deposit intangibles	128	118
Net loss (gain) on sale of securities	30	(93)
Earnings on bank-owned life insurance	(210)	(165)
Decrease in pension liabilities	(2,735)	-
Other, net	(1,742)	(148)
Net Cash (Used) Provided by Operating Activities	(2,957)	1,216
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(49,220)	(35,157)
Maturities, calls and principal paydowns	18,564	6,652
Proceeds from sale of securities	7,893	4,309
Net decrease in loans receivable	14,792	4,624
Interest bearing time deposits:
Purchases	(500)	(500)
Maturities & principal paydowns	500	3,988
Regulatory stock purchases	—	(217)
Regulatory stock redemptions	1,067	—
Purchases of premises and equipment, net	(537)	(1,117)
Proceeds from the sale of premises and equipment	2,661	—
Net Cash Used by Investing Activities	(4,780)	(17,418)
Cash Flows from Financing Activities
Net increase in deposits	37,643	23,294
Proceeds from Federal Home Loan Bank advances	—	6,000
Repayment of Federal Home Loan Bank advances	(23,197)	—
Decrease in advances from borrowers for taxes and insurance	(1,480)	(1,172)
Cash dividends	(1,886)	(1,983)
Net Cash Provided for Financing Activities	11,080	26,139
Net Increase in Cash and Cash Equivalents	3,343	9,937
Cash and Cash Equivalents-Beginning	82,915	26,168
Cash and Cash Equivalents-Ending	$86,258	$36,105
Supplementary Cash Flows Information
Interest paid	$2,706	$2,430
Income taxes paid	400	12
Operating lease right-of-use asset recorded	399	1,231
Operating lease liabilities recorded	399	1,213
Premises transferred to held for sale	3,199	—

See accompanying notes to consolidated financial statements

Notes to the Consolidated Financial Statements

Note 1 - Nature of Operations

William Penn Bancorp, Inc. (“William Penn Bancorp”) is a Pennsylvania chartered mid-tier stock holding company and owns 100% of the outstanding common stock of William Penn Bank (the “Bank”), a Pennsylvania chartered stock savings bank. The Bank offers consumer and commercial banking services to individuals, businesses, and nonprofit organizations throughout the Delaware Valley area through twelve full-service branch offices in Bucks County and Philadelphia, Pennsylvania, and Burlington and Camden Counties in New Jersey. William Penn Bancorp is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities.

On September 16, 2020, the Boards of Directors of William Penn Bancorp, the Bank, and William Penn, MHC (the “MHC”), the parent mutual holding company of the Bank, unanimously adopted a Plan of Conversion and Reorganization, which was subsequently amended and restated on October 6 2020 (the “Plan of Conversion”). Pursuant to the Plan of Conversion, the MHC will sell its majority ownership in William Penn Bank to the public and William Penn Bancorp, which is currently in the mutual holding company structure, will reorganize to the fully public stock holding company form of organization in a transaction commonly referred to as a “second-step” conversion. William Penn Bancorporation (the "Company") was incorporated in July 2020 by William Penn Bancorp to be the Bank's holding company upon completion of the second-step conversion. The Company filed a Registration Statement on Form S-1 (the "Form S-1"), as amended, with the U.S. Securities and Exchange Commission (the "SEC"), which the SEC declared effective on January 15, 2021 and the Company currently anticipates, subject to approval of the members of the MHC and the stockholders of William Penn Bancorp, as well as satisfaction of customary closing conditions, the second-step conversion will be completed in March 2021.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the William Penn Bancorp, and its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, WPSLA Investment Corporation (“WPSLA”), Fidelity Asset Recovery Specialists, LLC, and Washington Service Corporation (“WSC”). WPSLA is a Delaware corporation organized in April 2000 to hold investment securities and loans for the Bank. At December 31, 2020, WPSLA held $90.9 million of the Bank’s $112.9 million investment securities portfolio and $53.4 million of the Bank’s $498.4 million loan portfolio. Fidelity Asset Recovery Specialists, LLC is Pennsylvania limited liability company organized in March 2015 that the Bank acquired in connection with its acquisition of Fidelity Savings Association of Bucks County (“Fidelity”) in May 2020. Fidelity Asset Recovery Specialists, LLC, which is currently inactive and in the process of dissolution, was formerly utilized by Fidelity to manage and hold other real estate owned properties in Pennsylvania until disposition. WSC is a Pennsylvania corporation organized in October 2000 that the Bank acquired in connection with its acquisition of Washington Savings Bank (“Washington”) in May 2020. WSC held commercial real estate, including a branch office, located in Philadelphia, Pennsylvania that was owned by Washington and was sold by William Penn Bank in October 2020. WSC is currently inactive and is in the process of dissolution. All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

Use of Estimates in the Preparation of Financial Statements

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses, goodwill, intangible assets, income taxes, postretirement benefits, and the fair value of investment securities. Actual results could differ from those estimates and assumptions.

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing demand deposits, and federal funds sold.

Revenue Recognition

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments, along with noninterest revenue resulting from investment security and loan gains (losses) and earnings on bank owned life insurance, are not within the scope of ASC 606. The main types of noninterest income within the scope of ASC 606 include service charges on deposit accounts. The Bank has contracts with its deposit customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Bank or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Bank has an unconditional right to the fee consideration. The Bank also receives transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees, as well as bargain purchase gain. These fees are attributable to specific performance obligations of the Bank where the revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

Segment Reporting

William Penn Bancorp acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business, and government customers. Through its branch network, the Bank offers a full array of commercial and retail financial services, including the acceptance of time, savings and demand deposits; the making of commercial and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises lessee accounting. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for substantially all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the comparative modified retrospective transition approach was required; however, in July 2018, the FASB issued ASU 2018-11, Leases-Targeted Improvements, which provides an optional transition method whereby comparative periods presented in the financial statements in the period of adoption do not need to be restated under Topic 842. William Penn Bancorp adopted this guidance and its related amendments on July 1, 2019 using the transition option in ASU 2018-11 and the results of this adoption are recorded in the Consolidated Statements of Financial Condition.

Subsequent to adopting ASU 2016-02, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which makes targeted changes to lessor accounting and clarifies interim transition disclosure requirements upon adopting Topic 842. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. William Penn Bancorp adopted this guidance on July 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

Effective July 1, 2018, the Company adopted Accounting Standards Update ASU 2014-09, Revenue from contracts with Customers – Topic 606, and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard to all prior periods presented utilizing the full retrospective approach. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods. Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, and earnings on bank owned life insurances are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue. The main types of noninterest income within the scope of the standard are as follows: service charges on deposit accounts—the Company has contracts with its deposit customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. These fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended December 31, 2020 and 2019. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $1.4 million and $2.0 million for the three and six months ended December 31, 2020 and $929 thousand and $1.8 million for the three and six months ended December 31, 2019, respectively, was used as the numerator.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Weighted-average common shares outstanding	4,667,304	4,158,113	4,667,304	4,158,113

Average treasury stock shares	(177,959)	(177,959)	(177,959)	(177,959)

Average unearned ESOP shares	—	—	—	—

Weighted-average common shares and common stock equivalents used to calculate basic and diluted earnings per share	4,489,345	3,980,154	4,489,345	3,980,154

Net Income	$1,376	$929	$2,046	$1,783

Basic and diluted earnings per share	$0.31	$0.23	$0.46	$0.45

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive Income

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the three and six months ended December 31, 2020 and 2019. All amounts are presented net of tax.

(Dollars in thousands)
Gains (Losses)
on Securities
Accumulated Other Comprehensive (Loss) Income (1)	Available for Sale
Balance at June 30, 2019	$228
Other comprehensive loss before reclassifications	(118)
Amounts reclassified from accumulated other comprehensive loss	(72)
Period change	(190)
Balance at September 30, 2019	$38
Other comprehensive loss before reclassifications	(234)
Amounts reclassified from accumulated other comprehensive loss	—
Period change	(234)
Balance at December 31, 2019	$(196)

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 22.5%.

(Dollars in thousands)
Gains
on Securities
Accumulated Other Comprehensive Income (1)	Available for Sale
Balance at June 30, 2020	$76
Other comprehensive income before reclassifications	357
Amounts reclassified from accumulated other comprehensive income	—
Period change	357
Balance at September 30, 2020	$433
Other comprehensive income before reclassifications	284
Amounts reclassified from accumulated other comprehensive income	23
Period change	307
Balance at December 31, 2020	$740

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 22.5%.

The following table presents reclassifications out of AOCI by component for the three and six months ended December 31, 2020 and 2019:

(Dollars in thousands)	Amounts Reclassified from
	Other Comprehensive Income (1)
Details about Accumulated Other Comprehensive	Three Months Ended	Three Months Ended	Affected Line Item in the
Income Components	December 31, 2020	December 31, 2019	Consolidated Statements of Income
Securities available for sale:
Net securities losses reclassified into net income	$(30)	$—	Net (loss)/gain on sale of securities
Related income tax benefit	7	—	Income tax expense (benefit)
	$(23)	$—

(1) Amounts in parenthesis indicate debits.

(Dollars in thousands)	Amounts Reclassified from
	Other Comprehensive Income (1)
Details about Accumulated Other Comprehensive	Six Months Ended	Six Months Ended	Affected Line Item in the
Income Components	December 31, 2020	December 31, 2019	Consolidated Statements of Income
Securities available for sale:
Net securities (losses) gains reclassified into net income	$(30)	$93	Net (loss)/gain on sale of securities
Related income tax benefit (expense)	7	(21)	Income tax expense (benefit)
	$(23)	$72
(1)	Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in debt securities are as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$55,202	$427	$(124)	$55,505
U.S. agency collateralized mortgage obligations	1,984	39	(40)	1,983
U.S. government agency securities	11,017	4	(104)	10,917
Municipal bonds	22,362	314	(98)	22,578
Corporate bonds	21,400	526	—	21,926
Total Available For Sale	$111,965	$1,310	$(366)	$112,909

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$51,570	$272	$(104)	$51,738
U.S. agency collateralized mortgage obligations	3,215	33	(33)	3,215
U.S. government agency securities	6,226	2	(73)	6,155
U.S. treasury securitites	1,000	—	—	1,000
Municipal bonds	10,485	33	(10)	10,508
Corporate bonds	17,399	60	(77)	17,382
Total Available For Sale	$89,895	$400	$(297)	$89,998

William Penn Bancorp recognized $23 thousand of gross gains and $53 thousand of gross losses on the sale of $7.9 million of investment securities during the three and six months ended December 31, 2020, respectively. William Penn Bancorp recognized $93 thousand of gross gains on the sale of $4.3 million of investment securities during the six months ended December 31, 2019. William Penn Bancorp did not sell any investment securities during the three months ended December 31, 2019.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	December 31, 2020		June 30, 2020
	Available For Sale		Available For Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$5	$5	$2,904	$2,893
Due after one year through five years	11,999	12,285	9,632	9,611
Due after five years through ten years	15,371	15,582	7,606	7,602
Due after ten years	84,590	85,037	69,753	69,892
	$111,965	$112,909	$89,895	$89,998

The following tables provide information on the gross unrealized losses and fair market value of William Penn Bancorp's investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and June 30, 2020:

	December 31, 2020
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$16,027	$82	$6,207	$42	$22,234	$124
U.S. agency collateralized mortgage obligations	352	5	1,061	35	1,413	40
U.S. government agency securities	9,006	86	1,656	18	10,662	104
Municipal bonds	9,401	98	—	—	9,401	98
Total Temporarily Impaired Securities	$34,786	$271	$8,924	$95	$43,710	$366

	June 30, 2020
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$22,082	$104	$—	$—	$22,082	$104
U.S. agency collateralized mortgage obligations	1,513	14	1,129	19	2,642	33
U.S. government agency securities	4,922	49	914	24	5,836	73
Municipal bonds	3,694	10	—	—	3,694	10
Corporate bonds	5,222	77	—	—	5,222	77
Total Temporarily Impaired Securities	$37,433	$254	$2,043	$43	$39,476	$297

William Penn Bancorp evaluates its investment securities holdings for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. As part of this process, management considers its intent to sell each debt security and whether it is more likely than not William Penn Bancorp will be required to sell the security before its anticipated recovery. If either of these conditions is met, OTTI is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the most recent balance sheet date. For securities that meet neither of these conditions, management performs analysis to determine whether any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed analysis, management uses indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating; the duration and level of the unrealized loss; prepayment assumptions; and certain other collateral-related characteristics such as delinquency rates, the security’s performance, and the severity of expected collateral losses.

The unrealized loss on securities greater than 12 months is due to current interest rate levels relative to William Penn Bancorp’s cost. Because the unrealized losses are due to current interest rate levels relative to William Penn Bancorp’s cost and not credit quality, and because William Penn Bancorp does not intend to sell the investments and it is not more likely than not that William Penn Bancorp will be required to sell these investments before recovery of its amortized cost, which may be at maturity, William Penn Bancorp does not consider these investments to be other-than temporarily impaired at December 31, 2020 and June 30, 2020. There were 29 investment securities that were temporarily impaired at December 31, 2020.

Based on its analysis, management has concluded that the investment securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility. However, the decline is considered temporary, and William Penn Bancorp does not intend to sell these securities nor is it more likely than not William Penn Bancorp would be required to sell the security before its anticipated recovery, which may be maturity.

At December 31, 2020, $4.6 million of investment securities were pledged to secure municipal deposits. At June 30, 2020, $3.7 million of investment securities were pledged to secure municipal deposits.

Note 6 – Loans

Major classifications of loans at December 31, 2020 and June 30, 2020 are summarized as follows:

	December 31,		June 30,
	2020		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$325,728	64.90%	$345,915	66.85%
Home equity and HELOCs	45,093	8.99	47,054	9.10
Construction -residential	13,581	2.71	15,799	3.05
Commercial real estate:
Multi-family (five or more)	12,223	2.43	14,964	2.89
Commercial non-residential	89,952	17.93	76,707	14.83
Land	5,818	1.16	6,690	1.29
Commercial	6,027	1.20	6,438	1.24
Consumer Loans	3,487	0.68	3,900	0.75
Total Loans	501,909	100.00%	517,467	100.00%

Loans in process	(2,876)		(4,895)
Unearned loan origination fees	(641)		(448)
Allowance for loan losses	(3,587)		(3,519)
Net Loans	$494,805		$508,605

At December 31, 2020, the balance of one- to four-family residential real estate loans and home equity and HELOCs included $129.7 million of loans on non-owner-occupied, one-to-four-family residences (“investor loans”), representing approximately 25.8% of total loans. The $129.7 million of one- to four-family investor loans at December 31, 2020 included $129.3 million of first mortgages and $444 thousand of home equity and HELOCs. At June 30, 2020, the balance of one- to four-family residential real estate loans and home equity and HELOCs included $114.1 million of loans of one- to four-family residences investor loans, representing approximately 22.0% of total loans. The $114.1 million of one- to four-family investor loans at June 30, 2020 included $113.6 million of first mortgages and $507 thousand of home equity and HELOCs.

During the three months ended June 30, 2020, the Bank provided $2.4 million in Paycheck Protection Program (PPP) loans for 56 new and existing customers, which are guaranteed by the Small Business Administration and mature in two years. As of December 31, 2020 and June 30, 2020, the $2.4 million of PPP loans are included in commercial loans in the above table. During the three months ended June 30, 2020, the Bank also modified approximately $49.8 million of existing loans in accordance with the provisions of the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide its customers with monetary relief. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a portion of the loans on deferral and the Bank received payments of principal and interest on a portion of the loans on deferral and, as of December 31, 2020, $3.0 million of loans remain on deferral under the CARES Act.

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $23.5 million and $26.6 million at December 31, 2020 and June 30, 2020, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

Allowance for Loan Losses. The following tables set forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio. William Penn Bancorp generally charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due and all loans rated substandard or worse that are 90 days past due.

The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. William Penn Bancorp considers the allowance for loan losses of $3.6 million and $3.5 million adequate to cover loan losses inherent in the loan portfolio at December 31, 2020 and June 30, 2020, respectively.

The following table presents by portfolio segment, the changes in the allowance for loan losses for the periods ended:

Three Months Ended

December 31, 2020	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,590	$150	$461	$121	$780	$436	$32	$15	$3,585
Charge-offs	—	—	—	—	—	—	—	(30)	(30)
Recoveries	—	—	—	—	—	—	—	—	—
Provision	(19)	10	2	40	71	(102)	—	30	32
Ending Balance	$1,571	$160	$463	$161	$851	$334	$32	$15	$3,587

December 31, 2019	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	(five or more)	non-residential	and Land	Commercial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,872	$137	$203	$113	$444	$92	$40	$15	$293	$3,209
Charge-offs	(218)	—	—	—	—	—	(3)	—	—	(221)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	174	(7)	(44)	(7)	(9)	17	5	—	(129)	—
Ending Balance	$1,828	$130	$159	$106	$435	$109	$42	$15	$164	$2,988

Six Months Ended

December 31, 2020	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,483	$166	$526	$123	$727	$396	$83	$15	$3,519
Charge-offs	—	—	—	—	—	—	—	(30)	(30)
Recoveries	—	—	—	—	—	—	—	—	—
Provision	88	(6)	(63)	38	124	(62)	(51)	30	98
Ending Balance	$1,571	$160	$463	$161	$851	$334	$32	$15	$3,587

December 31, 2019	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	(five or more)	non-residential	and Land	Commercial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,501	$122	$321	$71	$708	$121	$95	$3	$267	$3,209
Charge-offs	(218)	—	—	—	—	—	(3)	—	—	(221)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	545	8	(162)	35	(273)	(12)	(50)	12	(103)	—
Ending Balance	$1,828	$130	$159	$106	$435	$109	$42	$15	$164	$2,988

The following tables present the allowance for loan losses and recorded investment by loan portfolio classification as December 31, 2020 and June 30, 2020:

December 31, 2020	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,571	160	463	161	851	334	32	15	3,587
Total allowance	$1,571	$160	$463	$161	$851	$334	$32	$15	$3,587

Loans receivable ending balance:
Individually evaluated for impairment	$2,031	$671	$—	$183	$1,066	$—	$—	$—	$3,951
Collectively evaluated for impairment	191,674	17,481	9,621	11,797	57,442	5,818	4,321	577	298,731
Acquired non-credit impaired loans (1)	131,791	26,918	3,960	243	31,444	—	1,706	2,910	198,972
Acquired credit impaired loans (2)	232	23	—	—	—	—	—	—	255
Total portfolio	$325,728	$45,093	$13,581	$12,223	$89,952	$5,818	$6,027	$3,487	$501,909
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

June 30, 2020	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	(five or more)	non-residential	and Land	Commercial	Consumer	Unallocated	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,483	166	526	123	727	396	83	15	—	3,519
Total allowance	$1,483	$166	$526	$123	$727	$396	$83	$15	$—	$3,519

Loans receivable ending balance:
Individually evaluated for impairment	$973	$628	$—	$185	$585	$—	$—	$—	$—	$2,371
Collectively evaluated for impairment	189,055	15,677	9,218	9,267	45,214	6,690	4,150	713	—	279,984
Acquired non-credit impaired loans (1)	155,588	30,727	6,581	5,512	30,908	—	2,288	3,187	—	234,791
Acquired credit impaired loans (2)	299	22	—	—	—	—	—	—	—	321
Total portfolio	$345,915	$47,054	$15,799	$14,964	$76,707	$6,690	$6,438	$3,900	$—	$517,467
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

During the six months ended December 31, 2020, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment. The overall increase in the allowance during the six months ended December 31, 2020 can be primarily attributed to an increase in non-accrual and delinquent loans and the corresponding qualitative adjustment.

During the year ended June 30, 2020, the changes in the provision for loan losses related to one- to four-family residential real estate, residential real estate construction loans and commercial real estate land loans were primarily due to uncertainties with the risk profile of these portfolios in the current economic environment as impacted by the COVID-19 pandemic. The increase in reserves due to the COVID-19 pandemic was limited by William Penn Bancorp making enhancements to its credit management function by adding new experienced team members and implementing more robust internal credit measurement and monitoring processes.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of December 31, 2020 and June 30, 2020. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. William Penn Bancorp’s internal credit risk grading system is based on experiences with similarly graded loans.

William Penn Bancorp’s internally assigned grades are as follows:

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at December 31, 2020 and June 30, 2020:

December 31, 2020
	Commercial Real Estate
			Construction
	Multi-family	Non-residential	and land	Commercial
Pass	$12,040	$88,749	$5,818	$6,027
Special Mention	—	461	—	—
Substandard	183	742	—	—
Doubtful	—	—	—	—
Loss	—	—	—	—
Ending Balance	$12,223	$89,952	$5,818	$6,027

June 30, 2020
	Commercial Real Estate
			Construction
	Multi-family	Non-residential	and land	Commercial
Pass	$13,976	$75,973	$6,690	$6,438
Special Mention	803	507	—	—
Substandard	185	227	—	—
Doubtful	—	—	—	—
Loss	—	—	—	—
Ending Balance	$14,964	$76,707	$6,690	$6,438

The following tables set forth the amounts of the portfolio of classified asset categories for the residential and consumer loan portfolios at December 31, 2020 and June 30, 2020:

December 31, 2020
	Residential Real Estate
		Home equity &
	1-4 family	HELOCs	Construction	Consumer
Performing	$321,960	$44,644	$13,581	$3,357
Non-performing	3,768	449	—	130
	$325,728	$45,093	$13,581	$3,487

June 30, 2020
	Residential Real Estate
		Home equity &
	1-4 family	HELOCs	Construction	Consumer
Performing	$343,562	$46,580	$15,799	$3,785
Non-performing	2,353	474	—	115
	$345,915	$47,054	$15,799	$3,900

Loans Acquired with Deteriorated Credit Quality

The outstanding principal and related carrying amount of loans acquired with deteriorated credit quality, for which William Penn Bancorp applies the provisions of ASC 310-30, as of December 31, 2020 and June 30, 2020, are as follows:

(Dollars in thousands)	December 31, 2020	June 30, 2020
Outstanding principal balance	$523	$773
Carrying amount	255	321

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which William Penn Bancorp applies the provisions of ASC 310-30, for the period presented:

(Dollars in thousands)	Accretable Discount
Balance, May 1, 2020	$57
Accretion	(4)
Balance, June 30, 2020	$53
Accretion	(7)
Balance, September 30, 2020	$46
Accretion	(16)
Balance, December 31, 2020	$30

Loan Delinquencies and Non-accrual Loans

Following are tables which include an aging analysis of the recorded investment of past due loans as of December 31, 2020 and June 30, 2020.

	Aged Analysis of Past Due and Non-accrual Loans
	As of December 31, 2020
								Recorded	Recorded
					Acquired			Investment >	Investment
	30-59 Days	60-89 Days	90 Days	Total Past	Credit		Total Loans	90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1-4 family	$1,622	$1,594	$1,507	$4,723	$232	$320,773	$325,728	$—	$3,768
Home equity and HELOCs	—	101	347	448	23	44,622	45,093	—	449
Construction - residential	—	—	—	—	—	13,581	13,581	—	—
Commercial real estate:
Multi-family	—	—	183	183	—	12,040	12,223	—	183
Commercial non-residential	51	503	—	554	—	89,398	89,952	—	555
Construction and land	—	—	—	—	—	5,818	5,818	—	—
Commercial	—	—	—	—	—	6,027	6,027	—	—
Consumer	—	—	62	62	—	3,425	3,487	—	130
Total	$1,673	$2,198	$2,099	$5,970	$255	$495,684	$501,909	$—	$5,085

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2020
								Recorded	Recorded
	30-59	60-89	90 and Over		Acquired			Investment >	Investment
	30-59 Days	60-89 Days	90 Days	Total Past	Credit		Total Loans	90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1-4 family	$235	$1,020	$1,477	$2,732	$299	$342,884	$345,915	$—	$2,353
Home equity and HELOCs	126	101	181	408	22	46,624	47,054	90	384
Construction - residential	—	—	—	—	—	15,799	15,799	—	—
Commercial real estate:
Multi-family	—	465	185	650	—	14,314	14,964	—	185
Commercial non-residential	100	507	—	607	—	76,100	76,707	—	135
Land	—	—	—	—	—	6,690	6,690	—	—
Commercial	—	—	—	—	—	6,438	6,438	—	—
Consumer	3	21	—	24	—	3,876	3,900	—	115
Total	$464	$2,114	$1,843	$4,421	$321	$512,725	$517,467	$90	$3,172

Interest income on non-accrual loans that would have been recorded was approximately $120 thousand, $10 thousand, $60 thousand, and $21 thousand, respectively, during the three and six months ended December 31, 2020 and 2019, respectively, if these loans had performed in accordance with their terms.

Impaired Loans

Management considers commercial loans and commercial real estate loans which are 90 days or more past due to be impaired. Larger commercial loans and commercial real estate loans which are 60 days or more past due are selected for impairment testing in accordance with GAAP. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance for loan losses.

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, at December 31, 2020 and June 30, 2020.

December 31, 2020
Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1-4 Family residential real Estate	$2,031	$2,031	$—
Home equity and HELOCs	671	677	—
Construction Residential	—	—	—
Multi-family	183	183	—
Commercial non-residential	1,066	1,101	—
Construction and land	—	—	—
Commecial	—	—	—
Consumer	—	—	—

With an allowance recorded:
1-4 Family	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction Residential	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commecial	—	—	—
Consumer	—	—	—

Total:
1-4 Family	$2,031	$2,031	$—
Home equity and HELOCs	671	677	—
Construction Residential	—	—	—
Multi-family	183	183	—
Commercial non-residential	1,066	1,101	—
Construction and land	—	—	—
Commecial	—	—	—
Consumer	—	—	—

The impaired loans table above includes accruing troubled debt restructuings (“TDRs”) in the amount of $1.3 million that are performing in accordance with their modified terms. William Penn Bancorp recognized $18 thousand and $35 thousand of interest income on accruing TDRs during the three and six months ended December 31, 2020, respectively. The table above does not include $255 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

June 30, 2020
Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1-4 Family residential real Estate	$973	$973	$—
Home equity and HELOCs	628	634	—
Construction Residential	—	—	—
Multi-family	185	185	—
Commercial non-residential	585	620	—
Construction and land	—	—	—
Commecial	—	—	—
Consumer	—	—	—

With an allowance recorded:
1-4 Family	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction Residential	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commecial	—	—	—
Consumer	—	—	—

Total:
1-4 Family	$973	$973	$—
Home equity and HELOCs	628	634	—
Construction Residential	—	—	—
Multi-family	185	185	—
Commercial non-residential	585	620	—
Construction and land	—	—	—
Commecial	—	—	—
Consumer	—	—	—

The impaired loans table above includes accruing TDRs in the amount of $1.4 million that are performing in accordance with their modified terms. William Penn Bancorp recognized $18 thousand and $35 thousand of interest income on accruing TDRs during the three and six months ended December 31, 2019.

The following tables include the average recorded investment balances for impaired loans and the interest income recognized for the three and six months ended December 31, 2020 and December 31, 2019.

December 31, 2020	Three Months Ended		Six Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
1-4 Family residential real Estate	$1,491	$6	$1,318	$12
Home equity and HELOCs	676	5	660	10
Construction Residential	—	—	—	—
Multi-family	184	—	184	—
Commercial non-residential	820	9	742	18
Construction and land	—	—	—	—
Commecial	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
1-4 Family	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Construction Residential	—	—	—	—
Multi-family	—	—	—	—
Commercial non-residential	—	—	—	—
Construction and land	—	—	—	—
Commecial	—	—	—	—
Consumer	—	—	—	—

Total:
1-4 Family	$1,491	$6	$1,318	$12
Home equity and HELOCs	676	5	660	10
Construction Residential	—	—	—	—
Multi-family	184	—	184	—
Commercial non-residential	820	9	742	18
Construction and land	—	—	—	—
Commecial	—	—	—	—
Consumer	—	—	—	—

December 31, 2019	Three Months Ended		Six Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
1-4 Family residential real Estate	$1,483	$15	$1,788	$31
Home equity and HELOCs	711	8	869	16
Construction Residential	—	—	—	—
Multi-family	187	—	124	—
Commercial non-residential	647	10	652	20
Construction and land	—	—	—	—
Commecial	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
1-4 Family	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Construction Residential	—	—	—	—
Multi-family	—	—	—	—
Commercial non-residential	—	—	—	—
Construction and land	—	—	—	—
Commecial	—	—	—	—
Consumer	—	—	—	—

Total:
1-4 Family	$1,483	$15	$1,788	$31
Home equity and HELOCs	711	8	869	16
Construction Residential	—	—	—	—
Multi-family	187	—	124	—
Commercial non-residential	647	10	652	20
Construction and land	—	—	—	—
Commecial	—	—	—	—
Consumer	—	—	—	—

Generally, William Penn Bancorp will charge-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the three and six months ended December 31, 2020, had impaired loans been current according to their original terms, amounted to $47 thousand and $95 thousand, respectively. Interest income that would have been recorded for the three and six months ended December 31, 2019, had impaired loans been current according to their original terms, amounted to $43 thousand and $86 thousand, respectively.

Troubled Debt Restructurings

The Bank determines whether a restructuring of debt constitutes a TDR in accordance with guidance under FASB ASC Topic 310 Receivables. The Bank considers a loan a TDR when the borrower is experiencing financial difficulty and the Bank grants a concession that they would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types. The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Bank considers all TDR loans as impaired loans and, generally, they are put on non-accrual status. The Bank will not consider the loan a TDR if the loan modification was made for customer retention purposes and the modification reflects prevailing market conditions. The Bank’s policy for returning a loan to accruing status requires the preparation of a well-documented credit evaluation which includes the following:

●	A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;
●	An updated appraisal or home valuation which must demonstrate sufficient collateral value to support the debt; and

●	Sustained performance based on the restructured terms for at least six consecutive months.

During the three months ended June 30, 2020, the Bank began providing customer relief programs, such as payment deferrals or interest only payments on loans. William Penn Bancorp does not consider a modification to be a TDR if it occurred as a result of the loan forbearance program under the CARES Act. The CARES Act provides that a loan term modification does not automatically result in TDR status if the modification is made on a good-faith basis in response to COVID-19 to borrowers who were classified as current and not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the COVID-19 pandemic national emergency, or (b) December 31, 2020. During the three months ended June 30, 2020, the Bank modified approximately $49.8 million of loans to provide its customers this monetary relief. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a portion of the loans on deferral and the Bank received payments of principal and interest on a portion of the loans on deferral and, as of December 31, 2020, $3.0 million of loans remain on deferral under the CARES Act.

During the six months ended December 31, 2020 and the year ended June 30, 2020, there were no loans modified that were identified as a TDR. William Penn Bancorp did not experience any re-defaulted TDRs subsequent to the loan being modified during the six months ended December 31, 2020 and the year ended June 30, 2020.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of December 31, 2020 and June 30, 2020:

	December 31,	June 30,
(Dollars in thousands)	2020	2020
Land	$2,581	$4,144
Office buildings and improvements	12,701	14,493
Furniture, fixtures and equipment	2,325	1,918
Automobiles	50	50
	17,657	20,605

Accumulated depreciation	(4,114)	(3,872)
	$13,543	$16,733

Depreciation expense amounted to $219 thousand and $528 thousand for the three and six months ended December 31, 2020, respectively. Depreciation expense amounted to $111 thousand and $210 thousand for the three and six months ended December 31, 2019, respectively.

During the six months ended December 31, 2020, William Penn Bancorp transferred six properties from premises and equipment with a total carrying value of approximately $3.2 million to the held for sale classification included in other assets on its consolidated statement of financial condition. William Penn Bancorp sold five of the six properties prior to December 31, 2020 and is actively marketing the one property that remains in the held for sale classification in other assets on its consolidated statement of financial condition. During the three and six months ended December 31, 2020, William Penn Bancorp recorded $454 thousand and $469 thousand, respectively, of net gains on the sale of premises and equipment. William Penn Bancorp did not sell any premises and equipment during the three and six months ended December 31, 2019.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. William Penn Bancorp recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the acquisition of Audubon Savings Bank in July 2018. William Penn Bancorp also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the acquisitions of Fidelity and Washington, respectively, in May 2020. As of December 31, 2020 and June 30, 2020, the other intangibles consisted of $1.1 million and $1.2 million, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

William Penn Bancorp performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2020, management included considerations of the current economic environment caused by COVID-19 in its qualitative assessment of goodwill impairment and determined that a quantitative assessment of goodwill was warranted. Management engaged a third-party valuation specialist to perform a quantitative assessment of goodwill impairment and it was determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2020. During the six months ended December 31, 2020, management considered the current economic environment caused by the COVID-19 pandemic in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment exists during the six months ended December 31, 2020.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, July 1, 2019	$4,858	$1,172
Adjustments:
Additions	—	—
Amortization	—	(59)
Balance, September 30, 2019	$4,858	$1,113
Adjustments:
Additions	—	—
Amortization	—	(59)
Balance, December 31, 2019	$4,858	$1,054

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2020	$4,858	$1,192
Adjustments:
Additions	—	—
Amortization	—	(64)
Balance, September 30, 2020	$4,858	$1,128
Adjustments:
Additions	—	—
Amortization	—	(64)
Balance, December 31, 2020	$4,858	$1,064

Aggregate amortization expense was $64 thousand and $128 thousand for the three and six months ended December 31, 2020, respectively. Aggregate amortization expense was $59 thousand and $118 thousand for the three and six months ended December 31, 2019, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of December 31, 2020 and June 30, 2020:

(Dollars in thousands)	December 31, 2020	June 30, 2020
Non-interest bearing checking	$42,067	$43,395
Interest bearing checking	94,976	98,828
Money market accounts	167,540	129,048
Savings and club accounts	98,348	94,097
Certificates of deposit	194,148	194,480
	$597,079	$559,848

Note 10 – Advances from Federal Home Loan Bank

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $299.4 million and $223.0 million at December 31, 2020 and June 30, 2020, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $433.7 million and $322.0 million of loans pledged as collateral as of December 31, 2020 and June 30, 2020, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $2.9 million and $3.9 million at December 31, 2020 and June 30, 2020, respectively. On August 24, 2020, the Bank paid off $23.2 million of advances from the FHLB of Pittsburgh due to the low interest rate environment and excess cash held on William Penn Bancorp’s Statement of Financial Condition.

Advances from the FHLB of Pittsburgh consisted of the following as of December 31, 2020 and June 30, 2020:

(Dollars in thousands)	December 31, 2020	June 30, 2020
FHLB advances:
Convertible	$20,000	$20,000
Fixed	14,000	21,767
Mid-term	7,000	23,125
Total FHLB advances	$41,000	$64,892

Note 11 – Commitments and Contingencies

William Penn Bancorp is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in William Penn Bancorp’s consolidated statements of financial condition.

A summary of William Penn Bancorp's loan commitments is as follows as of December 31, 2020 and June 30, 2020:

	December 31,	June 30,
(Dollars in thousands)	2020	2020
Commitments to extend credit	$12,616	$18,602
Unfunded commitments under lines of credit	43,850	52,432
Standby letters of credit	1,000	—

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have 90-day fixed expiration dates or other termination clauses and may require payment of a fee. William Penn Bancorp evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by William Penn Bancorp upon extension of credit, is based on management’s credit evaluation. Collateral held varies, but primarily includes residential and commercial real estate.

Periodically, there have been other various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

Note 12 - Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s ﬁnancial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet speciﬁc capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classiﬁcation are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (described below) of tangible and core capital to total adjusted assets and of total capital to risk-weighted assets.

Management believes, as of December 31, 2020 and June 30, 2020, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2020 and June 30, 2020, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios of Tier I leverage capital to average assets and of common equity Tier I capital, Tier I capital, and total capital to risk-weighted assets, all as deﬁned in the regulation.

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish for banks with assets of less than $10 billion of assets a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8 to 10%. A qualifying community bank with capital meeting the specified requirements (including off balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing to follow the alternative framework is considered to meet all applicable regulatory capital requirements including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. In addition, Section 4012 of the CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the lower ratio effective April 23, 2020. The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued providing for the transition back to the 9% community bank leverage ratio, increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. During the fiscal year ended June 30, 2020, the Bank elected the community bank leverage ratio alternative reporting framework.

A “small holding company,” as defined under Federal Reserve Board regulations as a bank holding company or savings and loan holding company with less than $3 billion of consolidated assets, such as William Penn Bancorp, is generally not subject to the regulatory capital requirements applicable to the Bank and outlined above, unless otherwise directed by the Federal Reserve Board.

The leverage ratios of the Bank at December 31, 2020 and June 30, 2020 are as follows:

To be Well Capitalized Under
				For Capital Adequacy				Prompt Corrective Action
As of December 31, 2020	Actual			Purposes				Provisions
(Dollars in thousands except for ratios)	Amount	Ratio		Amount	Ratio			Amount	Ratio
William Penn Bank:
Tier 1 leverage	$88,407	11.97	% >	$29,536	>	4.00	% >	$36,921	> 5.00%

To be Well Capitalized Under
				For Capital Adequacy				Prompt Corrective Action
As of June 30, 2020	Actual			Purposes				Provisions
(Dollars in thousands except for ratios)	Amount	Ratio		Amount	Ratio			Amount	Ratio
William Penn Bank:
Tier 1 leverage	$86,822	13.67	% >	$25,397	>	4.00	% >	$31,746	> 5.00%

Note 13 – Fair Value of Financial Instruments

William Penn Bancorp follows authoritative guidance under FASB ASC Topic 820 for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The definition of fair value under ASC 820 is the exchange price. The guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

Fair value is based on quoted market prices, when available. If listed prices or quotes are not available, fair value is based on fair value models that use market participant or independently sourced market data which include: discount rate, interest rate yield curves, credit risk, default rates and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include amounts to reflect counter party credit quality, creditworthiness, liquidity, and other unobservable inputs that are applied consistently over time. These adjustments are estimated and, therefore, subject to significant management judgment, and at times, may be necessary to mitigate the possibility of error or revision in the model-based estimate of the fair value provided by the model. The methods described above may produce fair value calculations that may not be indicative of the net realizable value. While William Penn Bancorp believes its valuation methods are consistent with other financial institutions, the use of different methods or assumptions to determine fair values could result in different estimates of fair value. FASB ASC Topic 820 for Fair Value Measurements and Disclosures describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.
Level 2:

Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:

Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets required to be measured and reported on a recurring basis on William Penn Bancorp’s Consolidated Statements of Financial Condition at their fair value as of December 31, 2020 and June 30, 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale:
Mortgage-backed securities	$—	$55,505	$—	$55,505
U.S. agency collateralized mortgage obligations	—	1,983	—	1,983
U.S. government agency securities	—	10,917	—	10,917
Municipal bonds	—	22,578	—	22,578
Corporate bonds	—	21,926	—	21,926
Total Assets	$—	$112,909	$—	$112,909

	June 30, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale:
Mortgage-backed securities	$—	$51,738	$—	$51,738
U.S. agency collateralized mortgage obligations	—	3,215	—	3,215
U.S. government agency securities	—	6,155	—	6,155
U.S. treasury securities	—	1,000	—	1,000
Municipal bonds	—	10,508	—	10,508
Corporate bonds	—	17,382	—	17,382
Total Assets	$—	$89,998	$—	$89,998

Assets and Liabilities Measured on a Non-Recurring Basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of December 31, 2020 and June 30, 2020, William Penn Bancorp charged-off the collateral deficiency on impaired loans. As a result, there were no specific reserves on impaired loans as of December 31, 2020 and June 30, 2020.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of December 31, 2020, there were no assets required to be measured and reported at fair value on a non-recurring basis. As of June 30, 2020, assets required to be measured and reported at fair value on a non-recurring basis are summarized as follows:

	June 30, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$190	$190
Other real estate owned	—	—	100	100
	$—	$—	$290	$290

Quantitative information regarding assets measured at fair value on a non-recurring basis as of June 30, 2020 is as follows:

	Quantative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
(Dollars in thousands)	Estimate	Techniques	Input	Range
June 30, 2020
Impaired loans	$190	Appraisal of collateral (1)	Appraisal adjustments (2)	0-28%
Foreclosed real estate owned	$100	Appraisal of collateral (1)(3)	Liquidation expenses (2)	0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less any associated allowance.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

Management uses its best judgment in estimating the fair value of William Penn Bancorp's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts William Penn Bancorp could have realized in sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of William Penn Bancorp's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between William Penn Bancorp's disclosures and those of other companies may not be meaningful.

In accordance with FASB ASC Topic 825 for Financial Instruments, Disclosures about Fair Value of Financial Instruments, William Penn Bancorp is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices; however, for many of William Penn Bancorp’s financial instruments no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment, and as a result, are not necessarily indicative of the amounts William Penn Bancorp would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value.

The following tables set forth the carrying value of financial assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition for the periods indicated.

	Fair Value Measurements at December 31, 2020
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable, net	$494,805	$517,970	$—	$—	$517,970

Financial liabilities:
Certificates of deposit	194,148	196,632	—	—	196,632
Advances from Federal Home Loan Bank	41,000	42,269	—	—	42,269

	Fair Value Measurements at June 30, 2020
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable, net	$508,605	$541,779	$—	$—	$541,779

Financial liabilities:
Certificates of deposit	194,480	198,268	—	—	198,268
Advances from Federal Home Loan Bank	64,892	67,520	—	—	67,520

For cash and due from banks, interest bearing time deposits, regulatory stock, bank-owned life insurance, accrued interest receivable, core deposits, advances from borrowers for taxes and insurance, and accrued interest payable, the carrying amount approximates the fair value and is considered a Level 1 measurement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future.

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the current coronavirus (COVID-19) pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) the inability to successfully integrate acquired businesses and financial institutions into our business operations; (xiii) adverse changes in the securities markets; (xiv) the inability of third party service providers to perform; and (xv) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider these accounting policies to be our critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses

We consider the allowance for loan and losses to be a critical accounting policy. The allowance for loan losses is determined by management based upon portfolio segments, past historical experience, evaluation of estimated losses and impairment in the loan portfolio, current economic conditions, and other pertinent factors. Management also considers risk characteristics by portfolio segments including, but not limited to, renewals and real estate valuations. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or present value of expected cash flows. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan and lease losses is established through a provision for loan losses charged to expense, which is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various segments of the portfolio. All of these estimates are susceptible to significant change. Management regularly reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for loan losses.

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. We also have approximately $5.2 million as of December 31, 2020 in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties and uncertainties and the COVID-19 pandemic, the ultimate amount of loss could vary from that estimate.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are expected to be effective for us on July 1, 2023. We are in the process of evaluating the impact of this guidance but expect that the impact will likely be material to our consolidated financial statements.

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at December 31, 2020. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three and six months ended December 31, 2020, management considered the then current economic environment caused by the COVID-19 pandemic in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three or six months ended December 31, 2020.

Income Taxes

We are subject to the income tax laws of the various jurisdictions where we conduct business and estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense (benefit) is reported in the consolidated statements of income. The evaluation pertaining to the tax expense and related tax asset and liability balances involves a high degree of judgment and subjectivity around the ultimate measurement and resolution of these matters.

Accrued taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets on our consolidated statements of financial condition. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the authorities and newly issued or enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. We regularly evaluate our uncertain tax positions and estimate the appropriate level of reserves related to each of these positions.

As of December 31, 2020, we had net deferred tax assets totaling $3.7 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at December 31, 2020 and June 30, 2020

Summary.  Total assets increased $10.0 million, or 1.4%, to $746.5 million at December 31, 2020, from $736.5 million at June 30, 2020. The increase in total assets can primarily be attributed to a $3.3 million increase in total cash and cash equivalents and a $22.9 million increase in investment securities, partially offset by a $13.8 million decrease in net loans.

Cash and cash equivalents increased $3.3 million, or 4.0%, to $86.2 million at December 31, 2020, from $82.9 million at June 30, 2020. The increase in cash and cash equivalents was primarily driven by a $37.2 million increase in total deposits combined with a $13.8 million decrease in net loans, partially offset by a $22.9 million increase in investment securities and a $23.9 million decrease in advances from the FHLB of Pittsburgh.

During the six months ended December 31, 2020, we transferred six properties from premises and equipment with a total carrying value of approximately $3.2 million to the held for sale classification included in other assets on our consolidated statement of financial condition. We sold five of the six properties prior to December 31, 2020 and we are actively marketing the one property that remains in the held for sale classification in other assets on our consolidated statement of financial condition.

Investments.  Investments increased $22.9 million, or 25.5%, to $112.9 million at December 31, 2020, from $90.0 million at June 30, 2020. During the six months ended December 31, 2020, we purchased $49.7 million of investment securities with the remaining excess cash available resulting from our acquisitions of Fidelity and Washington in May 2020, and cash resulting from organic growth in deposits experienced during the six month period. Also during the six months ended December 31, 2020, we sold $7.9 million of investments securities in order to decrease our exposure to premium amortization due to the current interest rate environment.

Loans.  Net loans decreased $13.8 million, or 2.7%, to $494.8 million at December 31, 2020, from $508.6 million at June 30, 2020. The COVID-19 pandemic and low interest rate environment have intensified an already highly competitive market for residential lending. We maintain conservative lending practices and are focused on lending to borrowers with high credit quality primarily located within our market footprint.

During the quarter ended June 30, 2020, the Bank provided $2.4 million in Paycheck Protection Program (PPP) loans for 56 new and existing customers and, in January 2021, the Bank announced its continued participation in the restarted program for first and second draw PPP loans. The Bank also granted eligible loan modifications in the form of payment deferral of principal and interest for $49.8 million of existing loans under the  provisions of the CARES Act. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a substantial portion of the loans on deferral and, as of December 31, 2020, only $3.0 million of loans remained on deferral under the CARES Act.  For more information, see note 6 to the Consolidated Financial Statements of the Company included in Item 1 of this Quarterly Report on Form 10-Q.

Deposits.  Deposits increased $37.2 million, or 6.7%, to $597.1 million at December 31, 2020, from $559.9 million at June 30, 2020.  The increase in deposits was primarily the result of strong organic growth, particularly in our money market products, and the opening of a new branch location located in Collingswood, New Jersey during the quarter ended June 30, 2020.

Borrowings.  Borrowings decreased $23.9 million, or 36.8%, to $41.0 million at December 31, 2020, from $64.9 million at June 30, 2020. The decrease in borrowings was primarily due to the prepayment of $23.2 million of higher-cost advances from the FHLB of Pittsburgh.  We made a strategic decision to use $23.2 million of cash to prepay higher-cost advances from the FHLB of Pittsburgh that will effectively lower our future borrowing costs and become accretive to our overall earnings following the quarter ended December 31, 2020.

Stockholders’ Equity.  Stockholders’ equity increased $824 thousand, or 0.9%, to $97.2 million at December 31, 2020, from $96.4 million at June 30, 2020. The increase in stockholders’ equity was due to $2.0 million of net income and a $664 thousand increase in the accumulated other comprehensive income component of the unrealized gain on available-for-sale investment securities recorded during the six months ended December 31, 2020, partially offset by $1.9 million of dividends paid to common shareholders in August 2020.  Book value per share totaled $21.65 as of December 31, 2020, compared to $21.47 as of June 30, 2020.

Results of Operations for the Three Months Ended December 31, 2020 and 2019

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended December 31,
			Change 2020/2019
(Dollars in thousands)	2020	2019	$	%
Net interest income	$5,599	$3,342	$2,257	67.53%
Provision for loan losses	32	—	32	100.00%
Non-interest income	840	287	553	192.68%
Non-interest expense	4,661	3,038	1,623	53.42%
Income tax expense (benefit)	370	(338)	708	209.47%
Net income	$1,376	$929	$447	48.12%

Return on average assets (annualized)	0.74%	0.85%
Return on average equity (annualized)	5.72%	4.91%

General

We recorded net income of $1.4 million, or $0.31 per diluted share, for the three months ended December 31, 2020, compared to net income of $929 thousand, or $0.23 per diluted share, for the three months ended December 31, 2019.

Net Interest Income

For the three months ended December 31, 2020, we reported net interest income of $5.6 million, an increase of $2.3 million, or 67.5%, from the three months ended December 31, 2019. The increase in net interest income was primarily due to an increase in interest-earning assets as a result of the acquisitions of Fidelity and Washington in May 2020.  The net interest margin was 3.29% for the three months ended December 31, 2020 compared to 3.39% for the same period in 2019.  The decrease in the net interest margin is consistent with the recent decrease in market interest rates and current margin compression primarily due to the COVID-19 pandemic and its impact on the economy and interest rate environment.

Provision for Loan Losses

As a result of the continued economic uncertainty due to the COVID-19 pandemic, we recorded a $32 thousand provision for loan losses during the three months ended December 31, 2020 compared to no provision for loan losses during for the three months ended December 31, 2019.  Our allowance for loan losses totaled $3.6 million, or 1.19% of total loans, excluding acquired loans, as of December 31, 2020, compared to $3.5 million, or 1.25% of total loans, excluding acquired loans, as of June 30, 2020.  The COVID-19 pandemic has resulted in highly uncertain economic conditions, including higher levels of unemployment.  The increase in reserves due to the COVID-

19 pandemic was limited by enhancements we made to our credit management function by hiring new experienced team members and implementing more robust internal credit measurement and monitoring processes.  Based on a review of the loans that were in the loan portfolio at December 31, 2020, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date.

Management uses available information to establish the appropriate level of the allowance for loan losses. Future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various bank regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months
	Ended December 31,
(Dollars in thousands)	2020	2019
Service fees	$186	$156
Net loss on sale of securities	(30)	—
Earnings on bank-owned life insurance	98	82
Net gain on sale of premises and equipment	454	—
Other	132	49
Total	$840	$287

For the three months ended December 31, 2020, non-interest income totaled $840 thousand, an increase of $553 thousand, or 192.7%, from the three months ended December 31, 2019.  The increase was primarily due to the $454 thousand net gain on the sale of premises and equipment recorded during the three months ended December 31, 2020 in connection with the sale of five properties with an aggregate carrying value of approximately $3.2 million.  In addition, the increase was also attributable to a $30 thousand increase in service fees as a result of increased deposit transaction volume due primarily to the acquisitions of Fidelity and Washington in May 2020, as well as a $50 thousand increase in rental income, partially offset by a $30 thousand net loss on the sale of investment securities recorded during the three months ended December 31, 2020 to reduce our interest rate risk exposure.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months
	Ended December 31,
(Dollars in thousands)	2020	2019
Salaries and employee benefits	$2,526	$1,614
Occupancy and equipment	655	514
Data processing	509	218
Professional fees	217	272
Amortization of intangible assets	64	59
Other	690	361
Total	$4,661	$3,038

For the three months ended December 31, 2020, non-interest expense totaled $4.7 million, an increase of $1.6 million, or 53.4%, from the three months ended December 31, 2019.  The increase in non-interest expense was primarily due to a $912 thousand increase in salaries and employee benefits and a $141 thousand increase in occupancy and equipment expense as a result of additional operating costs from the additional employees and new branch offices resulting from our acquisitions of Fidelity and Washington in May 2020.  In addition, the $291 thousand increase in data processing expense and the $329 thousand increase in other non-interest expense is attributable to operating a larger branch network, as well as additional enhancements to products and services offered by our larger combined company following the Fidelity and Washington acquisitions.

Income Taxes

For the three months ended December 31, 2020, we recognized an income tax provision of $370 thousand, reflecting an effective tax rate of 21.2%, compared to an income tax benefit of $338 thousand, reflecting an effective tax benefit of 57.2%, for the three months ended December 31, 2019.  The increase in the effective tax rate and the provision for income taxes for the three months ended December 31, 2020 compared to the same period a year ago was primarily due to the $408 thousand effect of a change in tax law recorded during the three months ended December 31, 2019 related to the treatment of bank-owned life insurance acquired as part of our acquisition of Audubon Savings Bank in July 2018.

Results of Operations for the Six Months Ended December 31, 2020 and 2019

Summary

The following table sets forth the income summary for the periods indicated:

	Six Months Ended December 31,
			Change 2020/2019
(Dollars in thousands)	2020	2019	$	%

Net interest income	$10,816	$6,715	$4,101	61.07%
Provision for loan losses	98	-	98	100.00%
Non-interest income	1,240	634	606	95.58%
Non-interest expense	9,396	5,684	3,712	65.31%
Income tax expense (benefit)	516	(118)	634	537.29%
Net income	$2,046	$1,783	$263	14.75%

Return on average assets (annualized)	0.55%	0.83%
Return on average assets (excluding prepayment penalties) (1) (annualized)	0.60%	0.83%
Return on average equity (annualized)	4.24%	4.71%
Return on average equity (excluding prepayment penalties) (1) (annualized)	4.58%	4.71%
(1)	Return on average assets (excluding prepayment penalties) is a non-GAAP financial measure that represents our adjusted net income divided by average assets. For a reconciliation of these non-GAAP measures, see “—Non-GAAP Financial Information.”
(2)	Return on average equity (excluding prepayment penalties) is a non-GAAP financial measure that represents our adjusted net income divided by average equity. For a reconciliation of these non-GAAP measures, see “—Non-GAAP Financial Information.”

General

We recorded net income of $2.0 million, or $0.46 per diluted share, for the six months ended December 31, 2020, compared to net income of $1.8 million, or $0.45 per diluted share, for the six months ended December 31, 2019.

Net Interest Income

For the six months ended December 31, 2020, we reported net interest income of $10.8 million, an increase of $4.1 million, or 61.1%, from the six months ended December 31, 2019.  The increase in net interest income was primarily due to an increase in interest-earning assets as a result of the acquisitions of Fidelity and Washington in May 2020.  The net interest margin was 3.18% for the six months ended December 31, 2020 compared to 3.44% for the same period in 2019.  The decrease in the net interest margin is consistent with the recent decrease in market interest rates and current margin compression primarily due to the COVID-19 pandemic and its impact on the economy and interest rate environment.

Provision for Loan Losses

As a result of the continued economic uncertainty due to the COVID-19 pandemic, we recorded a $98 thousand provision for loan losses during the six months ended December 31, 2020 compared to no provision for loan losses during for the six months ended December 31, 2019.  Our allowance for loan losses totaled $3.6 million, or 1.19% of total loans, excluding acquired loans, as of December 31, 2020, compared to $3.5 million, or 1.25% of total loans, excluding acquired loans, as of June 30, 2020.  The COVID-19 pandemic has resulted in highly uncertain economic conditions, including higher levels of unemployment.  The increase in reserves due to the COVID-19 pandemic was limited by enhancements we made to our credit management function by hiring new experienced team members and implementing more robust internal credit measurement and monitoring processes.  Based on a review of the loans that were in the loan portfolio at December 31, 2020, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date.

Management uses available information to establish the appropriate level of the allowance for loan losses. Future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various bank regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Six Months
	Ended December 31,
(Dollars in thousands)	2020	2019

Service fees	$369	$295
Net (loss) gain on sale of securities	(30)	93
Earnings on bank-owned life insurance	210	165
Net gain on sale of premises and equipment	469	—
Other	222	81
Total	$1,240	$634

For the six months ended December 31, 2020, non-interest income totaled $1.2 million, an increase of $606 thousand, or 95.6%, from the six months ended December 31, 2019.  The increase was primarily due to the $469 thousand net gain on the sale of premises and equipment recorded during the six months ended December 31, 2020 in connection with the sale of five properties with an aggregate carrying value of approximately $3.2 million.  In addition, the increase can be attributed to a $74 thousand increase in service fees as a result of increased deposit transaction volume due primarily to our acquisitions of Fidelity and Washington in May 2020, as well as an $85 thousand increase in rental income, partially offset by a $30 thousand net loss on the sale of investment securities recorded during the six months ended December 31, 2020 as compared to a $93 thousand net gain on the sale of investment securities recorded during the six months ended December 31, 2019.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Six Months
	Ended December 31,
(Dollars in thousands)	2020	2019

Salaries and employee benefits	$5,080	$3,185
Occupancy and equipment	1,414	809
Data processing	931	522
Professional fees	405	374
Amortization of intangible assets	128	118
Prepayment penalties	161	—
Other	1,277	676
Total	$9,396	$5,684

For the six months ended December 31, 2020, non-interest expense totaled $9.4 million, an increase of $3.7 million, or 65.3%, from the six months ended December 31, 2019.  The increase in non-interest expense was primarily due to a $1.9 million increase in salaries and employee benefits and a $605 thousand increase in occupancy and equipment expense as a result of additional operating costs from the additional employees and new branch offices resulting from our acquisitions of Fidelity and Washington effective May 1, 2020.  In addition, the $409 thousand increase in data processing expense and the $601 thousand increase in other non-interest expense can primarily be attributed to operating a larger branch network, as well as additional enhancements to products and services offered by our larger combined company.  During the six months ended December 31, 2020, we recorded $161 thousand of prepayment penalties following a strategic decision to use $23.2 million of cash to prepay higher-cost advances from the FHLB that will effectively lower our future borrowing costs and become accretive to our overall earnings following the quarter ended December 31, 2020.

Income Taxes

For the six months ended December 31, 2020, we recognized an income tax provision of $516 thousand reflecting an effective tax benefit of 20.1%, compared to an income tax benefit of $118 thousand, reflecting an effective tax benefit of 7.1%, for the six months ended December 31, 2019.  The increase in the effective tax rate and the provision for income taxes for the six months ended December 31, 2020 compared to the same period a year ago was primarily due to the $408 thousand effect of a change in tax law recorded during the six months ended December 31, 2019 related to the treatment of bank-owned life insurance acquired as part of our acquisition of Audubon Savings Bank in July 2018.

Asset Quality

During the six months ended December 31, 2020, nonperforming assets increased 54.2% to $5.2 million from $3.4 million as of June 30, 2020. The increase in nonperforming assets was driven by an increase in nonaccrual loans primarily due to a one- to four-family residential real estate loan and a commercial non-residential loan with the same borrower totaling $1.4 million becoming 90 days or more delinquent and placed on non-accrual status during the six months ended December 31, 2020.

Total nonperforming loans consisted of 41 loans to 40 unrelated borrowers at December 31, 2020, as compared to 32 loans to 32 unrelated borrowers at June 30, 2020.  The increase in the number of nonperforming loans can primarily be attributed to the two previously discussed loans moving to non-accrual status, as well as a four other one- to four- family residential loans totaling $641 thousand moving to non-accrual status during the six months ended December 31, 2020.  Interest income related to non-performing loans would have increased by approximately $120 thousand during the six months ended December 31, 2020 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no new troubled debt restructurings (“TDRs”) during the six months ended December 31, 2020.

Impaired loans at December 31, 2020 included $1.3 million of performing loans whose terms have been modified in TDRs, compared to $1.4 million at June 30, 2020. The amount of TDR loans included in impaired loans decreased as a result principal payments and pay-offs. These restructured loans are being monitored by management and are performing in accordance with their restructured terms.

At December 31, 2020, none of our four substandard loans with an aggregate balance of $925 thousand were considered TDRs or included in nonperforming assets.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. Loan fees, including prepayment fees, are included in interest income on loans and are not material. Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended December 31,
	2020			2019
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$501,995	$6,233	4.97%	$327,787	$4,072	4.97%
Investment securities(2)	119,782	472	1.58%	43,785	402	3.67%
Other interest-earning assets	59,955	79	0.53%	23,332	132	2.26%
Total interest-earning assets	681,732	6,784	3.98%	394,904	4,606	4.67%
Non-interest-earning assets	59,975			39,722
Total assets	$741,707			$434,626
Interest-bearing liabilities:
Interest-bearing accounts	$100,026	22	0.09%	$56,400	15	0.11%
Money market deposit accounts	154,343	248	0.64%	78,581	316	1.61%
Savings and club accounts	96,301	24	0.10%	31,763	11	0.14%
Certificates of deposit	200,956	624	1.24%	113,094	552	1.95%
Total interest-bearing deposits	551,626	918	0.67%	279,838	894	1.28%
FHLB advances	41,000	267	2.61%	57,500	370	2.57%
Total interest-bearing liabilities	592,626	1,185	0.80%	337,338	1,264	1.50%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	38,927			14,091
Other non-interest-bearing liabilities	13,909			7,513
Total liabilities	645,468			358,942
Total stockholders' equity	96,245			75,684
Total liabilities and equity	$741,707			$434,626
Net interest income		$5,599			$3,342
Interest rate spread(3)		3.18%			3.17%
Net interest-earning assets(4)	$89,105			$57,566
Net interest margin(5)		3.29%			3.39%
Ratio of interest-earning assets to interest-bearing liabilities	115.04%			117.06%
(1)	Includes nonaccrual loan balances and interest recognized on such loans.
(2)	Includes securities available for sale and Federal Home Loan Bank stock.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended December 31,
	2020			2019
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$503,529	$12,126	4.82%	$328,751	$8,223	5.00%
Investment securities(2)	113,455	1,125	1.98%	37,386	675	3.61%
Other interest-earning assets	63,109	190	0.60%	24,001	284	2.37%
Total interest-earning assets	680,092	13,441	3.95%	390,138	9,182	4.71%
Non-interest-earning assets	59,513			37,246
Total assets	$740,058			$427,384
Interest-bearing liabilities:
Interest-bearing accounts	$100,254	72	0.14%	$55,906	31	0.11%
Money market deposit accounts	146,093	574	0.79%	74,826	603	1.61%
Savings and club accounts	96,223	67	0.14%	32,033	23	0.14%
Certificates of deposit	199,167	1,286	1.29%	113,268	1,110	1.96%
Total interest-bearing deposits	541,737	1,999	0.74%	276,033	1,767	1.28%
FHLB advances	47,821	626	2.62%	54,286	700	2.58%
Total interest-bearing liabilities	589,558	2,625	0.89%	330,319	2,467	1.49%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	39,903			16,388
Other non-interest-bearing liabilities	14,187			4,975
Total liabilities	643,613			351,682
Total stockholders' equity	96,411			75,702
Total liabilities and equity	$740,058			$427,384
Net interest income		$10,816			$6,715
Interest rate spread(3)		3.06%			3.21%
Net interest-earning assets(4)	$90,534			$59,819
Net interest margin(5)		3.18%			3.44%
Ratio of interest-earning assets to interest-bearing liabilities	115.36%			118.11%
(1)	Includes nonaccrual loan balances and interest recognized on such loans.
(2)	Includes securities available for sale and Federal Home Loan Bank stock.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	Three Months Ended 12/31/2020			Six Months Ended 12/31/2020
	Compared to			Compared to
	Three Months Ended 12/31/2019			Six Months Ended 12/31/2019
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$2,175	$(14)	$2,161	$4,792	$(889)	$3,903
Investment securities	1,434	(1,364)	70	1,364	(914)	450
Other interest-earning assets	508	(561)	(53)	517	(611)	(94)
Total interest-earning assets	4,117	(1,939)	2,178	6,673	(2,414)	4,259
Interest expense:
Interest-bearing accounts	24	(17)	7	6	35	41
Money market deposit accounts	894	(962)	(68)	785	(814)	(29)
Savings and club accounts	33	(20)	13	46	(2)	44
Certificates of deposit	1,142	(1,070)	72	1,166	(990)	176
Total interest-bearing deposits	2,093	(2,069)	24	2,003	(1,771)	232
FHLB advances	(136)	33	(103)	(104)	30	(74)
Total interest-bearing liabilities	1,957	(2,036)	(79)	1,899	(1,741)	158
Net change in net interest income	$2,160	$97	$2,257	$4,774	$(673)	$4,101

Non-GAAP Financial Information

In this report, we present the non-GAAP financial measures discussed below, which are used to evaluate our performance and exclude the effects of certain transactions and one-time events that we believe are unrelated to our core business and not necessarily indicative of our current performance or financial position. Management believes excluding these items facilitates greater visibility into our core businesses and underlying trends that may, to some extent, be obscured by inclusion of such items.

Return on Average Assets (Excluding Prepayment Penalties).  Return on average assets (excluding prepayment penalties) represents our adjusted net income (adjusted by the exclusion of prepayment penalties resulting from the prepayment of higher cost FHLB of Pittsburgh advances) divided by average assets. Management believes that the presentation of this non-GAAP measure assists investors in understanding the impact of non-recurring items on our return on average assets ratio. The following table provides a reconciliation of our return on average assets ratio (excluding prepayment penalties) for each of the periods presented in the table below:

	For the Six Months Ended December 31,
	2020	2019
Net income	$2,046	$1,783
Less adjustments:
Prepayment penalties	161	—
Adjusted net income	$2,207	$1,783
Average assets	$740,058	$427,384
Return on average assets (excluding prepayment penalties)	0.60%	0.83%

Return on Average Equity (Excluding Prepayment Penalties).  Return on average equity (excluding prepayment penalties) represents our adjusted net income (adjusted by the exclusion of prepayment penalties resulting from the prepayment of higher cost FHLB of Pittsburgh advances) divided by average equity. Management believes that the presentation of this non-GAAP measure assists investors in understanding the impact of non-recurring items on our return on average equity ratio. The following table provides a reconciliation of our return on average equity ratio (excluding prepayment penalties) for each of the periods presented in the table below:

	For the Six Months Ended December 31,
	2020	2019
Net income	$2,046	$1,783
Less adjustments:
Prepayment penalties	161	—
Adjusted net income	$2,207	$1,783
Average equity	$96,411	$75,702
Return on average equity (excluding prepayment penalties)	4.58%	4.71%

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 31.0% as of December 31, 2020 compared to 27.3% as of June 30, 2020. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and advances from the FHLB of Pittsburgh. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, other short-term investments, earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances. As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $299.4 million at December 31, 2020. There were $41.0 million of FHLB of Pittsburgh advances outstanding at December 31, 2020.

At December 31, 2020, we had outstanding commitments to originate loans of $12.6 million, unfunded commitments under lines of credit of $43.9 million and $1.0 million of standby letters of credit. At December 31, 2020, certificates of deposit scheduled to mature in less than one year totaled $122.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is defined as the exposure to current and future earnings and capital that arises from adverse movements in interest rates. Depending on a bank’s asset/liability structure, adverse movements in interest rates could be either rising or falling interest rates. For example, a bank with predominantly long-term fixed-rate assets and short-term liabilities could have an adverse earnings exposure to a rising rate environment. Conversely, a short-term or variable-rate asset base funded by longer term liabilities could be negatively affected by falling rates. This is referred to as re-pricing or maturity mismatch risk.

Interest rate risk also arises from changes in the slope of the yield curve (yield curve risk), from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk), and from interest rate related options embedded in our assets and liabilities (option risk).

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at December 31, 2020 indicates a level of risk within the parameters of our model. Our management believes that the December 31, 2020 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

Model Simulation Analysis. We view interest rate risk from two different perspectives. The traditional accounting perspective, which defines and measures interest rate risk as the change in net interest income and earnings caused by a change in interest rates, provides the best view of short-term interest rate risk exposure. We also view interest rate risk from an economic perspective, which defines and measures interest rate risk as the change in the market value of portfolio equity caused by changes in the values of assets and liabilities, which fluctuate due to changes in interest rates. The market value of portfolio equity, also referred to as the economic value of equity, is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities.

These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk of any movement in interest rates. Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one or two years). Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods. It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the corresponding change in the economic value of equity of the Bank. Both types of simulation assist in identifying, measuring, monitoring and controlling interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.

We produce these simulation reports and discuss them with our management Asset and Liability Committee and Board Risk Committee on at least a quarterly basis. The simulation reports compare baseline (no interest rate change) to the results of an interest rate shock, to illustrate the specific impact of the interest rate scenario tested on income and equity. The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure our interest rate risk exposure present in our current asset/liability structure. Management considers both a static (current position) and dynamic (forecast changes in volume) analysis as well as non-parallel and gradual changes in interest rates and the yield curve in assessing interest rate exposures.

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2020. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of December 31, 2020, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(2.32)%	$116,940	(7.34)%
+100	(1.05)%	121,795	(3.49)%
0	—	126,201	—
-50	1.80%	117,987	(6.51)%

As of December 31, 2020, based on the scenarios above, net interest income would decrease by approximately 1.05% to 2.32%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would increase by approximately 1.80% in a declining interest rate environment over the same period.

Economic value at risk would be negatively impacted by both a rise or a decline in interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. The difference between the two results reflects the relatively long terms of a portion of our assets which is captured by the economic value at risk but has less impact on the one-year net interest income sensitivity.

Overall, our December 31, 2020 analysis indicates that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) that they are alerted in a timely manner about material information relating to the Company required to be filed in its periodic Securities and Exchange Commission filings.

During the quarter ended December 31, 2020, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in the prospectus of William Penn Bancorporation, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on January 25, 2021.  As of December 31, 2020, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable. Please see the Explanatory Note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable. Please see the Explanatory Note.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of William Penn Bancorporation (Incorporated by reference to Exhibit 3.1 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))

3.2	Bylaws of William Penn Bancorporation (Incorporated by reference to Exhibit 3.2 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of William Penn Bancorporation

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of William Penn Bancorporation

32.1	Certification of Chief Executive Officer of William Penn Bancorporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of William Penn Bancorporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: March 1, 2021	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2021	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Senior Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)