Form 10-Q
period 2021-03-31
William Penn Bancorporation
filed 2021-05-06
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-40255

WILLIAM PENN BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	85-3898797
(Statement or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
10 Canal Street, Suite 104, Bristol, Pennsylvania	19007
(Address of Principal Executive Offices)	(Zip Code)

(267) 540-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WMPN	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the issuer’s common stock, as of May 6, 2021:  15,170,566 shares.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of March 31, 2021 and June 30, 2020 (unaudited)

	March 31,	June 30,
	2021	2020

ASSETS
Cash and due from banks	$8,713	$21,385
Interest bearing deposits with other banks	170,844	56,755
Federal funds sold	—	4,775
Total cash and cash equivalents	179,557	82,915
Interest-bearing time deposits	2,050	2,300
Securities available for sale	109,184	89,998
Loans receivable, net of allowance for loan losses of $3,599 and $3,519, respectively	475,730	508,605
Premises and equipment, net	13,534	16,733
Regulatory stock, at cost	3,025	4,200
Deferred income taxes	4,044	4,817
Bank-owned life insurance	15,078	14,758
Goodwill	4,858	4,858
Intangible assets	1,000	1,192
Accrued interest receivable and other assets	9,367	6,076
TOTAL ASSETS	$817,427	$736,452

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$548,316	$559,848
Advances from Federal Home Loan Bank	41,000	64,892
Advances from borrowers for taxes and insurance	3,403	4,536
Accrued interest payable and other liabilities	9,668	10,811
TOTAL LIABILITIES	602,387	640,087

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common Stock, $.01 par value, 150,000,000 shares authorized; 15,170,566 shares issued and outstanding as of March 31, 2021 and $0.10 par value, 49,000,000 shares authorized; 15,208,410 shares issued and 14,628,530 shares outstanding as of June 30, 2020	152	467
Additional paid-in capital	168,349	42,932
Treasury Stock, 0 and 579,879 shares at cost at March 31, 2021 and June 30, 2020, respectively	—	(3,710)
Unearned common stock held by employee stock ownership plan	(10,104)	—
Retained earnings	57,827	56,600
Accumulated other comprehensive (loss) income	(1,184)	76
TOTAL STOCKHOLDERS' EQUITY	215,040	96,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$817,427	$736,452

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three and Nine Months Ended March 31, 2021 and 2020 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
INTEREST INCOME
Loans, including fees	$5,701	$4,277	$17,827	$12,500
Securities	449	422	1,574	1,097
Other	80	125	270	409
Total Interest Income	6,230	4,824	19,671	14,006
INTEREST EXPENSE
Deposits	652	891	2,651	2,658
Borrowings	262	364	888	1,064
Total Interest Expense	914	1,255	3,539	3,722

Net Interest Income	5,316	3,569	16,132	10,284

Provision for loan losses	15	21	113	21

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,301	3,548	16,019	10,263
OTHER INCOME
Service fees	199	152	568	447
Net gain on sale of securities	35	103	5	196
Earnings on bank-owned life insurance	110	84	320	249
Net (loss) gain on disposition of premises and equipment	(34)	—	435	—
Net gain (loss) on sale of other real estate owned	160	—	206	(16)
Other	65	46	241	143
Total Other Income	535	385	1,775	1,019
OTHER EXPENSES
Salaries and employee benefits	2,490	1,633	7,570	4,818
Occupancy and equipment	813	399	2,227	1,208
Data processing	419	277	1,350	799
Professional fees	193	152	598	526
Amortization on intangible assets	64	58	192	176
Prepayment penalties	—	—	161	—
Other	517	367	1,794	1,043
Total Other Expense	4,496	2,886	13,892	8,570

Income Before Income Taxes	1,340	1,047	3,902	2,712

Income Tax Expense	273	210	789	92
NET INCOME	$1,067	$837	$3,113	$2,620

Basic and diluted earnings per share	$0.07	$0.06	$0.21	$0.20

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

For the Three and Nine Months Ended March 31, 2021 and 2020 (unaudited)

	Three Months Ended March		Nine Months Ended March,
	2021	2020	2021	2020

Net income	$1,067	$837	$3,113	$2,620

Other comprehensive income (loss):
Changes in net unrealized gain (loss) on securities available for sale	(2,448)	525	(1,620)	71
Tax effect	551	(118)	364	(16)
Reclassification adjustment for gain recognized in net income	(35)	(103)	(5)	(196)
Tax effect	8	23	1	44
Other comprehensive income (loss), net of tax	(1,924)	327	(1,260)	(97)
Comprehensive (loss) income	$(857)	$1,164	$1,853	$2,523

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three and Nine Months Ended March 31, 2021 and 2020 (unaudited)

						Accumulated
						Other	Total
	Number	Common Stock	Additional	Treasury	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	Stock	Earnings	Income/(Loss)	Equity
Balance, June 30, 2019	3,980,154	$416	$22,441	$(3,710)	$57,255	$228	$76,630
Net income	—	—	—	—	854	—	854
Other comprehensive loss	—	—	—	—	—	(190)	(190)
Dividend paid ($0.50 per share)	—	—	—	—	(1,983)		(1,983)
Balance, September 30, 2019	3,980,154	$416	$22,441	$(3,710)	$56,126	$38	$75,311
Net income	—	—	—	—	929	—	929
Other comprehensive loss	—	—	—	—	—	(234)	(234)
Balance, December 31, 2019	3,980,154	$416	$22,441	$(3,710)	$57,055	$(196)	$76,006
Net income	—	—	—	—	837	—	837
Other comprehensive income	—	—	—	—	—	327	327
Balance, March 31, 2020	3,980,154	$416	$22,441	$(3,710)	$57,892	$131	$77,170

					Unearned		Accumulated
					Common		Other	Total
	Number	Common Stock	Additional	Treasury	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	Stock	held by ESOP	Earnings	Income/(Loss)	Equity
Balance, June 30, 2020	4,489,345	$467	$42,932	$(3,710)	$—	$56,600	$76	$96,365
Net income	—	—	—	—	—	670	—	670
Other comprehensive income	—	—	—	—	—	—	357	357
Dividend paid ($0.42 per share)	—	—	—	—	—	(1,886)	—	(1,886)
Balance, September 30, 2020	4,489,345	$467	$42,932	$(3,710)	$—	$55,384	$433	$95,506
Net income	—	—	—	—	—	1,376	—	1,376
Other comprehensive income	—	—	—	—	—	—	307	307
Balance, December 31, 2020	4,489,345	$467	$42,932	$(3,710)	$—	$56,760	$740	$97,189
Net income	—	—	—	—	—	1,067	—	1,067
Other comprehensive loss	—	—	—	—	—	—	(1,924)	(1,924)
ESOP shares committed to be released	—	—	—	—	8	—	—	8
Purchase of treasury stock	—	—	—	(49)	—	—	—	(49)
Second-step conversion and stock offering:
Conversion of existing shares	10,134,029	—	—	—	—	—	—	—
William Penn, MHC shares sold in public offering, net of offering costs	12,640,035	(315)	129,176	—	—	—	—	128,861
Retirement of MHC shares	(12,092,669)	—	—	—	—	—	—	—
Fractional shares resulting from conversion of existing shares at 3.2585 exchange ratio	(174)	—	—	—	—	—	—	—
Treasury stock retired	—	—	(3,759)	3,759	—	—	—	—
Purchase of unearned common stock held by employee stock ownership plan	—	—	—	—	(10,112)	—	—	(10,112)
Balance, March 31, 2021	15,170,566	$152	$168,349	$—	$(10,104)	$57,827	$(1,184)	$215,040

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Nine Months Ended March 31, 2021 and 2020 (unaudited)

	Nine Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$3,113	$2,620
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	113	21
Depreciation expense	757	334
Other accretion, net	(1,779)	(470)
Deferred income taxes	1,101	341
Impact of tax law change	—	(408)
Net gain on disposition of premises and equipment	(435)	—
Gain on sale of other real estate owned	(206)	—
Amortization of core deposit intangibles	192	176
Amortization of ESOP	8	—
Net gain on sale of securities	(5)	(196)
Earnings on bank-owned life insurance	(320)	(249)
Decrease in pension liabilities	(2,735)	—
Other, net	(689)	(397)
Net Cash (Used) Provided by Operating Activities	(885)	1,772
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(59,840)	(51,880)
Maturities, calls and principal paydowns	25,642	10,193
Proceeds from sale of securities	12,365	7,550
Net decrease (increase) in loans receivable	34,134	(20,059)
Interest bearing time deposits:
Purchases	(500)	(1,000)
Maturities & principal paydowns	750	7,486
Regulatory stock purchases	—	(390)
Regulatory stock redemptions	1,175	—
Proceeds from sale of other real estate owned	367	—
Purchases of premises and equipment, net	(757)	(1,529)
Proceeds from the sale of premises and equipment	2,661	—
Net Cash Provided (Used) by Investing Activities	15,997	(49,629)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(10,954)	33,055
Proceeds from Federal Home Loan Bank advances	—	11,000
Purchase of unearned common stock held by employee stock ownership plan	(10,112)	—
Issuance of common stock funded by stock subscriptions	128,861	—
Purchase of treasury stock	(49)	—
Repayment of Federal Home Loan Bank advances	(23,197)	—
Decrease in advances from borrowers for taxes and insurance	(1,133)	(230)
Cash dividends	(1,886)	(1,983)
Net Cash Provided by Financing Activities	81,530	41,842
Net Increase (Decrease) in Cash and Cash Equivalents	96,642	(6,015)
Cash and Cash Equivalents-Beginning	82,915	26,168
Cash and Cash Equivalents-Ending	$179,557	$20,153
Supplementary Cash Flows Information
Interest paid	$3,627	$3,672
Income taxes paid	400	12
Operating lease right-of-use asset recorded	1,157	1,231
Operating lease liabilities recorded	1,157	1,213
Premises transferred to held for sale	3,199	—
Transfer of loans to other real estate owned	161	—

See accompanying notes to consolidated financial statements

Notes to the Consolidated Financial Statements

Note 1 - Nature of Operations

William Penn Bancorporation (“the Company”) is a Maryland corporation that was incorporated in July 2020 to be the successor to William Penn Bancorp,  Inc. (“William Penn Bancorp”) upon completion of the second-step conversion of William Penn Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure.  William Penn, MHC was the former mutual holding company for William Penn Bancorp prior to completion of the second-step conversion.  In conjunction with the second-step conversion, each of William Penn, MHC and William Penn Bancorp ceased to exist.  The second-step conversion was completed on March 24, 2021, at which time the Company sold, for gross proceeds of $126.4 million, a total of 12,640,035 shares of common stock at $10.00 per share.  As part of the second-step conversion, each of the existing 776,647 outstanding shares of William Penn Bancorp common stock owned by persons other than William Penn, MHC was converted into 3.2585 shares of Company common stock.  In addition, $5.4 million of cash held by William Penn, MHC was transferred to the Company and recorded as an increase to additional paid-in capital following the completion of the second-step conversion. As a result of the second-step conversion, all share information has been subsequently revised to reflect the 3.2585 exchange ratio, unless otherwise noted.

In connection with the second-step offering, and as previously disclosed in the prospectus filed on January 15, 2021, the William Penn Bank Employee Stock Ownership Plan (“ESOP”) trustees subscribed for, and intended to purchase, on behalf of the ESOP, 8% of the shares of the Company common stock sold in the offering and to fund its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock.  As previously disclosed, as a result of the second-step offering being oversubscribed in the first tier of subscription priorities, the ESOP trustees were unable to purchase shares of the Company’s common stock in the subscription offering.  Subsequent to the completion of the second-step conversion on March 24, 2021, the ESOP trustees purchased 881,130 shares, or $10.1 million, of the Company’s common stock in the open market.  The ESOP does not intend to purchase any additional shares of Company common stock in connection with the second-step conversion and offering.

The Company owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. The Bank offers consumer and commercial banking services to individuals, businesses, and nonprofit organizations throughout the Delaware Valley area through twelve full-service branch offices in Bucks County and Philadelphia, Pennsylvania, and Burlington and Camden Counties in New Jersey. William Penn Bancorp is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities and loans for the Bank. At March 31, 2021, WPSLA held $89.4 million of the Bank’s $109.2 million investment securities portfolio and $24.5 million of the Bank’s $479.3 million loan portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

Use of Estimates in the Preparation of Financial Statements

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules of the U.S. Securities and Exchange Commission for Quarterly Reports on Form 10-Q. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses, goodwill, intangible assets, income taxes, postretirement benefits, and the fair value of investment securities. Actual results could differ from those estimates and assumptions.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine month periods ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

Segment Reporting

The Company acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business, and government customers. Through its branch network, the Bank offers a full array of commercial and retail financial services, including the acceptance of time, savings and demand deposits; the making of commercial and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful.

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

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended March 31, 2021 and 2020. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $1.1 million and $3.1 million for the three and nine months ended March 31, 2021 and $837 thousand and $2.6 million for the three and nine months ended March 31, 2020, respectively, was used as the numerator.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares.  As a result of the second-step conversion, the 2020 period shares were adjusted to reflect the 3.2585 exchange ratio.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Weighted-average common shares and common stock equivalents used to calculate basic and diluted earnings per share, net of treasury shares and unearned ESOP shares	14,613,210	12,969,331	14,623,497	12,969,331

Net Income	$1,067	$837	$3,113	$2,620

Basic and diluted earnings per share	$0.07	$0.06	$0.21	$0.20

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following tables present the changes in the balances of each component of accumulated other comprehensive (loss) income (“AOCI”) for the three and nine months ended March 31, 2021 and 2020. All amounts are presented net of tax.

(Dollars in thousands)
Gains (Losses)
on Securities
Accumulated Other Comprehensive (Loss) Income (1)	Available for Sale
Balance at June 30, 2019	$228
Other comprehensive loss before reclassifications	(118)
Amounts reclassified from accumulated other comprehensive income	(72)
Period change	(190)
Balance at September 30, 2019	$38
Other comprehensive loss before reclassifications	(234)
Amounts reclassified from accumulated other comprehensive income	—
Period change	(234)
Balance at December 31, 2019	$(196)
Other comprehensive income before reclassifications	407
Amounts reclassified from accumulated other comprehensive loss	(80)
Period change	327
Balance at March 31, 2020	$131

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 22.5%.

(Dollars in thousands)
Gains
on Securities
Accumulated Other Comprehensive Income (1)	Available for Sale
Balance at June 30, 2020	$76
Other comprehensive income before reclassifications	357
Amounts reclassified from accumulated other comprehensive income	—
Period change	357
Balance at September 30, 2020	$433
Other comprehensive income before reclassifications	284
Amounts reclassified from accumulated other comprehensive income	23
Period change	307
Balance at December 31, 2020	$740
Other comprehensive loss before reclassifications	(1,897)
Amounts reclassified from accumulated other comprehensive income	(27)
Period change	(1,924)
Balance at March 31, 2021	$(1,184)

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 22.5%.

The following table presents reclassifications out of AOCI by component for the three and nine months ended March 31, 2021 and 2020:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Income (1)
Details about Accumulated Other Comprehensive	Three Months Ended	Three Months Ended	Affected Line Item in the
(Loss) Income Components	March 31, 2021	March 31, 2020	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$35	$103	Net (loss)/gain on sale of securities
Related income tax expense	(8)	(23)	Income tax expense
	$27	$80

(1) Amounts in parenthesis indicate debits.

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Income (1)
Details about Accumulated Other Comprehensive	Nine Months Ended	Nine Months Ended	Affected Line Item in the
(Loss) Income Components	March 31, 2021	March 31, 2020	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$5	$196	Net (loss)/gain on sale of securities
Related income tax expense	(1)	(44)	Income tax expense
	$4	$152
(1)	Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in debt securities are as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$34,350	$24	$(653)	$33,721
U.S. agency collateralized mortgage obligations	18,881	45	(359)	18,567
U.S. government agency securities	10,401	—	(92)	10,309
Municipal bonds	22,342	—	(1,265)	21,077
Corporate bonds	24,700	826	(16)	25,510
Total Available For Sale	$110,674	$895	$(2,385)	$109,184

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$51,570	$272	$(104)	$51,738
U.S. agency collateralized mortgage obligations	3,215	33	(33)	3,215
U.S. government agency securities	6,226	2	(73)	6,155
U.S. treasury securities	1,000	—	—	1,000
Municipal bonds	10,485	33	(10)	10,508
Corporate bonds	17,399	60	(77)	17,382
Total Available For Sale	$89,895	$400	$(297)	$89,998

The Company recognized $35 thousand of gross gains on the sale of $4.5 million of investment securities during the three months ended March 31, 2021.  The Company recognized $58 thousand of gross gains and $53 thousand of gross losses on the sale of $12.4 million of investment securities during the nine months ended March 31, 2021. The Company recognized $106 thousand of gross gains and $3 thousand of gross losses on the sale of $3.2 million of investment securities during the three months ended March 31, 2020.  The Company recognized $199 thousand of gross gains and $3 thousand of gross losses on the sale of $7.6 million of investment securities during the nine months ended March 31, 2020.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	March 31, 2021
	Available For Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$5	$5
Due after one year through five years	11,983	12,442
Due after five years through ten years	18,436	18,717
Due after ten years	80,250	78,020
	$110,674	$109,184

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and June 30, 2020:

	March 31, 2021
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$31,222	$653	$—	$—	$31,222	$653
U.S. agency collateralized mortgage obligations	9,769	220	5,504	139	15,273	359
U.S. government agency securities	8,740	71	1,569	21	10,309	92
Municipal bonds	21,077	1,265	—	—	21,077	1,265
Corporate bonds	2,234	16	—	—	2,234	16
Total Temporarily Impaired Securities	$73,042	$2,225	$7,073	$160	$80,115	$2,385

	June 30, 2020
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$22,082	$104	$—	$—	$22,082	$104
U.S. agency collateralized mortgage obligations	1,513	14	1,129	19	2,642	33
U.S. government agency securities	4,922	49	914	24	5,836	73
Municipal bonds	3,694	10	—	—	3,694	10
Corporate bonds	5,222	77	—	—	5,222	77
Total Temporarily Impaired Securities	$37,433	$254	$2,043	$43	$39,476	$297

The Company evaluates its investment securities holdings for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. As part of this process, management considers its intent to sell each debt security and whether it is more likely than not the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, OTTI is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the most recent balance sheet date. For securities that meet neither of these conditions, management performs analysis to determine whether any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed analysis, management uses indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating; the duration and level of the unrealized loss; prepayment assumptions; and certain other collateral-related characteristics such as delinquency rates, the security’s performance, and the severity of expected collateral losses.

The unrealized loss on securities greater than 12 months is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2021 and June 30, 2020. There were 61 investment securities that were temporarily impaired at March 31, 2021.

Based on its analysis, management has concluded that the investment securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility. However, the decline is considered temporary, and the Company does not intend to sell these securities nor is it more likely than not the Company would be required to sell the security before its anticipated recovery, which may be maturity.

At March 31, 2021, $3.0 million of investment securities were pledged to secure municipal deposits. At June 30, 2020, $3.7 million of investment securities were pledged to secure municipal deposits.

Note 6 – Loans

Major classifications of loans at March 31, 2021 and June 30, 2020 are summarized as follows:

	March 31,		June 30,
	2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$305,650	63.33%	$345,915	66.85%
Home equity and HELOCs	43,999	9.12	47,054	9.10
Construction -residential	15,230	3.16	15,799	3.05
Commercial real estate:
Multi-family (five or more)	12,932	2.68	14,964	2.89
Commercial non-residential	90,791	18.81	76,707	14.83
Land	6,172	1.28	6,690	1.29
Commercial	4,416	0.91	6,438	1.24
Consumer Loans	3,427	0.71	3,900	0.75
Total Loans	482,617	100.00%	517,467	100.00%

Loans in process	(2,535)		(4,895)
Unearned loan origination fees	(753)		(448)
Allowance for loan losses	(3,599)		(3,519)
Net Loans	$475,730		$508,605

At March 31, 2021, the balance of one- to four-family residential real estate loans and home equity and HELOCs included $127.7 million of loans secured by non-owner-occupied, one-to-four-family residences (“investor loans”), representing approximately 26.5% of total loans. The $127.7 million of one- to four-family investor loans at March 31, 2021 included $127.3 million of first mortgages and $425 thousand of home equity and HELOCs. At June 30, 2020, the balance of one- to four-family residential real estate loans and home equity and HELOCs included $114.1 million of loans secured by one- to four-family investor loans, representing approximately 22.0% of total loans. The $114.1 million of one- to four-family investor loans at June 30, 2020 included $113.6 million of first mortgages and $507 thousand of home equity and HELOCs.

During the three months ended June 30, 2020, the Bank provided $2.4 million in Paycheck Protection Program (PPP) loans for 56 new and existing customers, which are guaranteed by the Small Business Administration and mature in two years. As of June 30, 2020, the $2.4 million of PPP loans are included in commercial loans in the above table. During the three months ended March 31, 2021, the Bank provided an additional $1.1 million in PPP loans for 27 new and existing customers, which are guaranteed by the Small Business Administration and mature in two years.  As of March 31, 2021, the remaining balance of $1.7 million of PPP loans is included in commercial loans in the above table.  During the three months ended June 30, 2020, the Bank also modified approximately $49.8 million of existing loans in accordance with the provisions of the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide its customers with monetary relief. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a portion of the loans on deferral and the Bank received payments of principal and interest on a portion of the loans on deferral and, as of March 31, 2021, $608 thousand of loans remain on deferral under the CARES Act.

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $20.7 million and $26.6 million at March 31, 2021 and June 30, 2020, respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

Allowance for Loan Losses. The following tables set forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio. The Company generally charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due and all loans rated substandard or worse that are 90 days past due.

The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. The Company considers the allowance for loan losses of $3.6 million and $3.5 million adequate to cover loan losses inherent in the loan portfolio at March 31, 2021 and June 30, 2020, respectively.

The following table presents by portfolio segment, the changes in the allowance for loan losses for the periods ended:

Three Months Ended

March 31, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,571	$160	$463	$161	$851	$334	$32	$15	$3,587
Charge-offs	(3)	—	—	—	—	—	—	—	(3)
Recoveries	—	—	—	—	—	—	—	—	—
Provision	(48)	8	41	11	(9)	15	(3)	—	15
Ending Balance	$1,520	$168	$504	$172	$842	$349	$29	$15	$3,599

March 31, 2020	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	(five or more)	non-residential	and Land	Commercial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,828	$130	$159	$106	$435	$109	$42	$15	$164	$2,988
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	(338)	(61)	218	(7)	215	133	18	7	(164)	21
Ending Balance	$1,490	$69	$377	$99	$650	$242	$60	$22	$—	$3,009

Nine Months Ended

March 31, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,483	$166	$526	$123	$727	$396	$83	$15	$3,519
Charge-offs	(3)	—	—	—	—	—	—	(30)	(33)
Recoveries	—	—	—	—	—	—	—	—	—
Provision	40	2	(22)	49	115	(47)	(54)	30	113
Ending Balance	$1,520	$168	$504	$172	$842	$349	$29	$15	$3,599

March 31, 2020	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	(five or more)	non-residential	and Land	Commercial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,501	$122	$321	$71	$708	$121	$95	$3	$267	$3,209
Charge-offs	(218)	—	—	—	—	—	(3)	—	—	(221)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	207	(53)	56	28	(58)	121	(32)	19	(267)	21
Ending Balance	$1,490	$69	$377	$99	$650	$242	$60	$22	$—	$3,009

The following tables present the allowance for loan losses and recorded investment by loan portfolio classification as March 31, 2021 and June 30, 2020:

March 31, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,520	$168	$504	$172	$842	$349	$29	$15	3,599
Total allowance	$1,520	$168	$504	$172	$842	$349	$29	$15	$3,599

Loans receivable ending balance:
Individually evaluated for impairment	$2,387	$580	$—	$182	$1,051	$—	$—	$—	$4,200
Collectively evaluated for impairment	187,162	18,399	11,697	12,576	60,419	6,172	3,428	568	300,421
Acquired non-credit impaired loans (1)	115,959	24,997	3,533	174	29,321	—	988	2,859	177,831
Acquired credit impaired loans (2)	142	23	—	—	—	—	—	—	165
Total portfolio	$305,650	$43,999	$15,230	$12,932	$90,791	$6,172	$4,416	$3,427	$482,617
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

June 30, 2020	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	(five or more)	non-residential	and Land	Commercial	Consumer	Unallocated	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,483	166	526	123	727	396	83	15	—	3,519
Total allowance	$1,483	$166	$526	$123	$727	$396	$83	$15	$—	$3,519

Loans receivable ending balance:
Individually evaluated for impairment	$973	$628	$—	$185	$585	$—	$—	$—	$—	$2,371
Collectively evaluated for impairment	189,055	15,677	9,218	9,267	45,214	6,690	4,150	713	—	279,984
Acquired non-credit impaired loans (1)	155,588	30,727	6,581	5,512	30,908	—	2,288	3,187	—	234,791
Acquired credit impaired loans (2)	299	22	—	—	—	—	—	—	—	321
Total portfolio	$345,915	$47,054	$15,799	$14,964	$76,707	$6,690	$6,438	$3,900	$—	$517,467
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

During the nine months ended March 31, 2021, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment. The overall increase in the allowance during the nine months ended March 31, 2021 can be primarily attributed to an increase in non-accrual and delinquent loans and the corresponding qualitative adjustment.

During the year ended June 30, 2020, the changes in the provision for loan losses related to one- to four-family residential real estate, residential real estate construction loans and commercial real estate land loans were primarily due to uncertainties with the risk profile of these portfolios in the current economic environment as impacted by the COVID-19 pandemic. The increase in reserves due to the COVID-19 pandemic was limited by the Bank making enhancements to its credit management function by adding new experienced team members and implementing more robust internal credit measurement and monitoring processes.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of March 31, 2021 and June 30, 2020. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at March 31, 2021 and June 30, 2020:

March 31, 2021
	Commercial Real Estate
			Construction
	Multi-family	Non-residential	and land	Commercial
Pass	$12,750	$89,487	$6,172	$4,416
Special Mention	—	450	—	—
Substandard	182	854	—	—
Doubtful	—	—	—	—
Loss	—	—	—	—
Ending Balance	$12,932	$90,791	$6,172	$4,416

June 30, 2020
	Commercial Real Estate
			Construction
	Multi-family	Non-residential	and land	Commercial
Pass	$13,976	$75,973	$6,690	$6,438
Special Mention	803	507	—	—
Substandard	185	227	—	—
Doubtful	—	—	—	—
Loss	—	—	—	—
Ending Balance	$14,964	$76,707	$6,690	$6,438

The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at March 31, 2021 and June 30, 2020:

March 31, 2021
	Residential Real Estate
		Home equity &
	1-4 family	HELOCs	Construction	Consumer
Performing	$301,014	$43,646	$15,230	$3,309
Non-performing	4,636	353	—	118
	$305,650	$43,999	$15,230	$3,427

June 30, 2020
	Residential Real Estate
		Home equity &
	1-4 family	HELOCs	Construction	Consumer
Performing	$343,562	$46,580	$15,799	$3,785
Non-performing	2,353	474	—	115
	$345,915	$47,054	$15,799	$3,900

Loans Acquired with Deteriorated Credit Quality

The outstanding principal and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of March 31, 2021 and June 30, 2020, are as follows:

(Dollars in thousands)	March 31, 2021	June 30, 2020
Outstanding principal balance	$254	$773
Carrying amount	165	321

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, for the period presented:

(Dollars in thousands)	Accretable Discount
Balance, May 1, 2020	$57
Accretion	(4)
Balance, June 30, 2020	$53
Accretion	(7)
Balance, September 30, 2020	$46
Accretion	(16)
Balance, December 31, 2020	30
Accretion	(14)
Balance, March 31, 2021	$16

Loan Delinquencies and Non-accrual Loans

Following are tables which include an aging analysis of the recorded investment of past due loans as of March 31, 2021 and June 30, 2020.

	Aged Analysis of Past Due and Non-accrual Loans
	As of March 31, 2021
								Recorded	Recorded
					Acquired			Investment >	Investment
	30-59 Days	60-89 Days	90 Days	Total Past	Credit		Total Loans	90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1-4 family	$1,796	$1,142	$1,831	$4,769	$142	$300,739	$305,650	$—	$4,636
Home equity and HELOCs	—	—	253	253	23	43,723	43,999	—	353
Construction - residential	—	—	—	—	—	15,230	15,230	—	—
Commercial real estate:
Multi-family	—	—	182	182	—	12,750	12,932	—	182
Commercial non-residential	—	546	—	546	—	90,245	90,791	—	667
Construction and land	—	—	—	—	—	6,172	6,172	—	—
Commercial	—	—	—	—	—	4,416	4,416	—	—
Consumer	49	32	—	81	—	3,346	3,427	—	118
Total	$1,845	$1,720	$2,266	$5,831	$165	$476,621	$482,617	$—	$5,956

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2020
								Recorded	Recorded
	30-59	60-89	90 and Over		Acquired			Investment >	Investment
	30-59 Days	60-89 Days	90 Days	Total Past	Credit		Total Loans	90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1-4 family	$235	$1,020	$1,477	$2,732	$299	$342,884	$345,915	$—	$2,353
Home equity and HELOCs	126	101	181	408	22	46,624	47,054	90	384
Construction - residential	—	—	—	—	—	15,799	15,799	—	—
Commercial real estate:
Multi-family	—	465	185	650	—	14,314	14,964	—	185
Commercial non-residential	100	507	—	607	—	76,100	76,707	—	135
Land	—	—	—	—	—	6,690	6,690	—	—
Commercial	—	—	—	—	—	6,438	6,438	—	—
Consumer	3	21	—	24	—	3,876	3,900	—	115
Total	$464	$2,114	$1,843	$4,421	$321	$512,725	$517,467	$90	$3,172

Interest income on non-accrual loans that would have been recorded was approximately $71 thousand, $212 thousand, $8 thousand, and $24 thousand, respectively, during the three and nine months ended March 31, 2021 and 2020, respectively, if these loans had performed in accordance with their terms.

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, at March 31, 2021 and June 30, 2020.

March 31, 2021
Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1-4 Family residential real Estate	$2,387	$2,390	$—
Home equity and HELOCs	580	586	—
Construction Residential	—	—	—
Multi-family	182	183	—
Commercial non-residential	1,051	1,086	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

With an allowance recorded:
1-4 Family	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction Residential	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total:
1-4 Family	$2,387	$2,390	$—
Home equity and HELOCs	580	586	—
Construction Residential	—	—	—
Multi-family	182	183	—
Commercial non-residential	1,051	1,086	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

The impaired loans table above includes accruing troubled debt restructuings (“TDRs”) in the amount of $964 thousand that are performing in accordance with their modified terms. The Company recognized $13 thousand and $48 thousand of interest income on accruing TDRs during the three and nine months ended  March 31, 2021, respectively. The table above does not include $165 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

June 30, 2020
Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1-4 Family residential real Estate	$973	$973	$—
Home equity and HELOCs	628	634	—
Construction Residential	—	—	—
Multi-family	185	185	—
Commercial non-residential	585	620	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

With an allowance recorded:
1-4 Family	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction Residential	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total:
1-4 Family	$973	$973	$—
Home equity and HELOCs	628	634	—
Construction Residential	—	—	—
Multi-family	185	185	—
Commercial non-residential	585	620	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

The impaired loans table above includes accruing TDRs in the amount of $1.4 million that are performing in accordance with their modified terms. The Company recognized $18 thousand and $53 thousand of interest income on accruing TDRs during the three and nine months ended March 31, 2020.

The following tables include the average recorded investment balances for impaired loans and the interest income recognized for the three and nine months ended March 31, 2021 and March 31, 2020.

March 31, 2021	Three Months Ended		Nine Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
1-4 Family residential real Estate	$2,209	$1	$1,789	$13
Home equity and HELOCs	626	5	643	15
Construction Residential	—	—	—	—
Multi-family	182	—	183	—
Commercial non-residential	1,059	8	897	26
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
1-4 Family	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Construction Residential	—	—	—	—
Multi-family	—	—	—	—
Commercial non-residential	—	—	—	—
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total:
1-4 Family	$2,209	$1	$1,789	$13
Home equity and HELOCs	626	5	643	15
Construction Residential	—	—	—	—
Multi-family	182	—	183	—
Commercial non-residential	1,059	8	897	26
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

March 31, 2020	Three Months Ended		Nine Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
1-4 Family residential real Estate	$1,219	$8	$1,582	$39
Home equity and HELOCs	709	8	810	24
Construction Residential	—	—	—	—
Multi-family	185	—	186	—
Commercial non-residential	631	10	636	30
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
1-4 Family	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Construction Residential	—	—	—	—
Multi-family	—	—	—	—
Commercial non-residential	—	—	—	—
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total:
1-4 Family	$1,219	$8	$1,582	$39
Home equity and HELOCs	709	8	810	24
Construction Residential	—	—	—	—
Multi-family	185	—	186	—
Commercial non-residential	631	10	636	30
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Generally, the Company will charge-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the three and nine months ended March 31, 2021, had impaired loans been current according to their original terms, amounted to $50 thousand and $151 thousand, respectively. Interest income that would have been recorded for the three and nine months ended March 31, 2020, had impaired loans been current according to their original terms, amounted to $33 thousand and $100 thousand, respectively.

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

During the three months ended June 30, 2020, the Bank began providing customer relief programs, such as payment deferrals or interest only payments on loans. The Company does not consider a modification to be a TDR if it occurred as a result of the loan forbearance program under the CARES Act. Currently, the CARES Act provides that a loan term modification does not automatically result in TDR status if the modification is made on a good-faith basis in response to COVID-19 to borrowers who were classified as current and not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the COVID-19 pandemic national emergency, or (b) January 1, 2022. During the three months ended June 30, 2020, the Bank modified approximately $49.8 million of loans to provide its customers this monetary relief. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a portion of the loans on deferral and the Bank received payments of principal and interest on a portion of the loans on deferral and, as of March 31, 2021, $608 thousand of loans remain on deferral under the CARES Act.

During the nine months ended March 31, 2021 and the year ended June 30, 2020, there were no loans modified that were identified as a TDR. The Company did not experience any re-defaulted TDRs subsequent to the loan being modified during the nine months ended March 31, 2021 and the year ended June 30, 2020.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of March 31, 2021 and June 30, 2020:

	March 31,	June 30,
(Dollars in thousands)	2021	2020
Land	$2,581	$4,144
Office buildings and improvements	12,811	14,493
Furniture, fixtures and equipment	2,417	1,918
Automobiles	50	50
	17,858	20,605

Accumulated depreciation	(4,324)	(3,872)
	$13,534	$16,733

Depreciation expense amounted to $229 thousand and $757 thousand for the three and nine months ended March 31, 2021, respectively. Depreciation expense amounted to $124 thousand and $334 thousand for the three and nine months ended March 31, 2020, respectively.

During the nine months ended March 31, 2021, the Company transferred six properties from premises and equipment with a total carrying value of approximately $3.2 million to the held for sale classification included in other assets on its consolidated statement of financial condition. The Company sold five of the six properties prior to December 31, 2020 and, as of March 31, 2021, is actively marketing the one property that remains in the held for sale classification in other assets on its consolidated statement of financial condition. During the three and nine months ended March 31, 2021, the Company recorded $34 thousand of net losses and $435 thousand of net gains, respectively, on the disposition of premises and equipment. The $34 thousand net loss on the disposition of premises and equipment recorded during the three months ended March 31, 2021 relates to the strategic decision to consolidate three existing Bank branches into one branch based on branch deposit levels and the close geographic proximity of the three consolidating branches. The Company did not sell any premises and equipment during the three and nine months ended March 31, 2020.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the acquisition of Audubon Savings Bank in July 2018. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the acquisitions of Fidelity Savings and Loan Association of Bucks County (“Fidelity”) and Washington Savings Bank (“Washington”), respectively, in May 2020. As of March 31, 2021 and June 30, 2020, the other intangibles consisted of $1.0 million and $1.2 million, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2020, management included considerations of the current economic environment caused by COVID-19 in its qualitative assessment of goodwill impairment and determined that a quantitative assessment of goodwill was warranted. Management engaged a third-party valuation specialist to perform a quantitative assessment of goodwill impairment and it was determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2020. During the nine months ended March 31, 2021, management considered the current economic environment caused by the COVID-19 pandemic in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment exists during the nine months ended March 31, 2021.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2020	$4,858	$1,192
Adjustments:
Additions	—	—
Amortization	—	(64)
Balance, September 30, 2020	$4,858	$1,128
Adjustments:
Additions	—	—
Amortization	—	(64)
Balance, December 31, 2020	$4,858	$1,064
Adjustments:
Additions	—	—
Amortization	—	(64)
Balance, March 31, 2021	$4,858	$1,000

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, July 1, 2019	$4,858	$1,172
Adjustments:
Additions	—	—
Amortization	—	(59)
Balance, September 30, 2019	$4,858	$1,113
Adjustments:
Additions	—	—
Amortization	—	(59)
Balance, December 31, 2019	$4,858	$1,054
Adjustments:
Additions	—	—
Amortization	—	(58)
Balance, March 31, 2020	$4,858	$996

Aggregate amortization expense was $64 thousand and $192 thousand for the three and nine months ended March 31, 2021, respectively. Aggregate amortization expense was $58 thousand and $176 thousand for the three and nine months ended March 31, 2020, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of March 31, 2021 and June 30, 2020:

(Dollars in thousands)	March 31, 2021	June 30, 2020
Non-interest bearing checking	$45,687	$43,395
Interest bearing checking	101,888	98,828
Money market accounts	131,037	129,048
Savings and club accounts	100,581	94,097
Certificates of deposit	169,123	194,480
	$548,316	$559,848

Note 10 – Advances from Federal Home Loan Bank

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $296.2 million and $223.0 million at March 31, 2021 and June 30, 2020, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $429.6 million and $322.0 million of loans pledged as collateral as of March 31, 2021 and June 30, 2020, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $2.8 million and $3.9 million at March 31, 2021 and June 30, 2020, respectively. On August 24, 2020, the Bank paid off $23.2 million of advances from the FHLB of Pittsburgh due to the low interest rate environment and excess cash held on the Company’s consolidated statements of financial condition.

Advances from the FHLB of Pittsburgh consisted of the following as of March 31, 2021 and June 30, 2020:

(Dollars in thousands)	March 31, 2021	June 30, 2020
FHLB advances:
Convertible	$20,000	$20,000
Fixed	14,000	21,767
Mid-term	7,000	23,125
Total FHLB advances	$41,000	$64,892

Note 11 – Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of financial condition.

A summary of the Company's loan commitments is as follows as of March 31, 2021 and June 30, 2020:

	March 31,	June 30,
(Dollars in thousands)	2021	2020
Commitments to extend credit	$17,552	$18,602
Unfunded commitments under lines of credit	49,150	52,432
Standby letters of credit	2,000	—

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have 90-day fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies, but primarily includes residential and commercial real estate.

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

Management believes, as of March 31, 2021 and June 30, 2020, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2021 and June 30, 2020, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios of Tier I leverage capital to average assets and of common equity Tier I capital, Tier I capital, and total capital to risk-weighted assets, all as deﬁned in the regulation.

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

A “small holding company,” as defined under Federal Reserve Board regulations as a bank holding company or savings and loan holding company with less than $3 billion of consolidated assets, such as the Company, is generally not subject to the regulatory capital requirements applicable to the Bank and outlined above, unless otherwise directed by the Federal Reserve Board.

The community bank leverage ratios of the Bank at March 31, 2021 and June 30, 2020 are as follows:

To be Well Capitalized Under
				For Capital Adequacy				Prompt Corrective Action
As of March 31, 2021	Actual			Purposes				Provisions
(Dollars in thousands except for ratios)	Amount	Ratio		Amount	Ratio			Amount	Ratio
William Penn Bank:
Tier 1 leverage	$151,251	19.27	% >	$31,393	>	4.00	% >	$39,242	> 5.00%

To be Well Capitalized Under
				For Capital Adequacy				Prompt Corrective Action
As of June 30, 2020	Actual			Purposes				Provisions
(Dollars in thousands except for ratios)	Amount	Ratio		Amount	Ratio			Amount	Ratio
William Penn Bank:
Tier 1 leverage	$86,822	13.67	% >	$25,397	>	4.00	% >	$31,746	> 5.00%

Note 13 – Fair Value of Financial Instruments

The Company follows authoritative guidance under FASB ASC Topic 820 for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The definition of fair value under ASC 820 is the exchange price. The guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

Fair value is based on quoted market prices, when available. If listed prices or quotes are not available, fair value is based on fair value models that use market participant or independently sourced market data which include: discount rate, interest rate yield curves, credit risk, default rates and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include amounts to reflect counter party credit quality, creditworthiness, liquidity, and other unobservable inputs that are applied consistently over time. These adjustments are estimated and, therefore, subject to significant management judgment, and at times, may be necessary to mitigate the possibility of error or revision in the model-based estimate of the fair value provided by the model. The methods described above may produce fair value calculations that may not be indicative of the net realizable value. While the Company believes its valuation methods are consistent with other financial institutions, the use of different methods or assumptions to determine fair values could result in different estimates of fair value. FASB ASC Topic 820 for Fair Value Measurements and Disclosures describes three levels of inputs that may be used to measure fair value:

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s consolidated statements of financial condition at their fair value as of March 31, 2021 and June 30, 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale:
Mortgage-backed securities	$—	$33,721	$—	$33,721
U.S. agency collateralized mortgage obligations	—	18,567	—	18,567
U.S. government agency securities	—	10,309	—	10,309
Municipal bonds	—	21,077	—	21,077
Corporate bonds	—	25,510	—	25,510
Total Assets	$—	$109,184	$—	$109,184

	June 30, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale:
Mortgage-backed securities	$—	$51,738	$—	$51,738
U.S. agency collateralized mortgage obligations	—	3,215	—	3,215
U.S. government agency securities	—	6,155	—	6,155
U.S. treasury securities	—	1,000	—	1,000
Municipal bonds	—	10,508	—	10,508
Corporate bonds	—	17,382	—	17,382
Total Assets	$—	$89,998	$—	$89,998

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of March 31, 2021 and June 30, 2020, the Company charged-off the collateral deficiency on impaired loans. As a result, there were no specific reserves on impaired loans as of March 31, 2021 and June 30, 2020.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of March 31, 2021, there were no assets required to be measured and reported at fair value on a non-recurring basis. As of June 30, 2020, assets required to be measured and reported at fair value on a non-recurring basis are summarized as follows:

	June 30, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$190	$190
Other real estate owned	—	—	100	100
	$—	$—	$290	$290

Quantitative information regarding assets measured at fair value on a non-recurring basis as of June 30, 2020 is as follows:

	Quantitative Information about Level 3 Fair Value Measurements
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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.

In accordance with FASB ASC Topic 825 for Financial Instruments, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices; however, for many of the Company’s financial instruments no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment, and as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value.

The following tables set forth the carrying value of financial assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the consolidated statements of financial condition for the periods indicated.

	Fair Value Measurements at March 31, 2021
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable, net	$475,730	$475,377	$—	$—	$475,377

Financial liabilities:
Certificates of deposit	169,123	170,411	—	—	170,411
Advances from Federal Home Loan Bank	41,000	42,038	—	—	42,038

	Fair Value Measurements at June 30, 2020
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable, net	$508,605	$541,779	$—	$—	$541,779

Financial liabilities:
Certificates of deposit	194,480	198,268	—	—	198,268
Advances from Federal Home Loan Bank	64,892	67,520	—	—	67,520

For cash and due from banks, interest bearing time deposits, regulatory stock, bank-owned life insurance, accrued interest receivable, core deposits, advances from borrowers for taxes and insurance, and accrued interest payable, the carrying amount approximates the fair value and is considered a Level 1 measurement.

Note 14 – Employee Stock Ownership Plan

The Company offers ESOP benefits to employees who meet certain eligibility requirements.  In connection with the second-step offering, and as previously disclosed in the prospectus filed on January 15, 2021, the William Penn Bank ESOP trustees subscribed for, and intended to purchase, on behalf of the ESOP, 8% of the shares of the Company common stock sold in the offering and to fund its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock.  As previously disclosed, as a result of the second-step offering being oversubscribed in the first tier of subscription priorities, the ESOP trustees were unable to purchase shares of the Company’s common stock in the subscription offering.  Subsequent to the completion of the second-step conversion on March 24, 2021, the ESOP trustees purchased 881,130 shares, or $10.1 million, of the Company’s common stock in the open market.  The ESOP does not intend to purchase any additional shares of Company common stock in connection with the second-step conversion and offering.

In connection with the purchase of the shares, the Plan borrowed $10.1 million from the Company at a fixed interest rate of 3.25% with a twenty-five-year term to fund the purchase of 881,130 shares.  The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares.  Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.  The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Company’s consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized $8 thousand of ESOP expense associated with the release of shares from collateral during the three and nine months ended March 31, 2021, respectively.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the current coronavirus (COVID-19) pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) the inability to successfully integrate acquired businesses and financial institutions into our business operations or to successfully deploy the proceeds raised in our recently completed second-strp conversion offering; (xiii) adverse changes in the securities markets; (xiv) the inability of third party service providers to perform; and (xv) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

The allowance for loan losses is established through a provision for loan losses charged to expense, which is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various segments of the portfolio. All of these estimates are susceptible to significant change. Management regularly reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for loan losses.

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. We also have approximately $6.1 million as of March 31, 2021 in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties and uncertainties and the COVID-19 pandemic, the ultimate amount of loss could vary from that estimate.

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

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at March 31, 2021. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three and nine months ended March 31, 2021, management considered the then current economic environment caused by the COVID-19 pandemic in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three or nine months ended March 31, 2021.

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

As of March 31, 2021, we had net deferred tax assets totaling $4.0 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at March 31, 2021 and June 30, 2020

Summary.  Total assets increased $80.9 million, or 11.0%, to $817.4 million at March 31, 2021, from $736.5 million at June 30, 2020.  The increase in total assets can primarily be attributed to a $96.7 million increase in total cash and cash equivalents and a $19.2 million increase in investment securities, partially offset by a $32.8 million decrease in gross loans.

Cash and cash equivalents increased $96.7 million, or 116.6%, to $179.6 million at March 31, 2021, from $82.9 million at June 30, 2020.  The increase in cash and cash equivalents was primarily driven by $126.4 million of gross offering proceeds received in connection with the second step offering and a $32.8 million decrease in gross loans.  These increases to cash and cash equivalents were partially offset by an $11.5 million decrease in deposits, a $19.2 million increase in investment securities and a $23.9 million decrease in advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh.  The decrease in advances from the FHLB of Pittsburgh was due to the strategic prepayment of $23.2 million of higher-cost advances during the three months ended September 30, 2020.

During the nine months ended March 31, 2021, we transferred six properties from premises and equipment with a total carrying value of approximately $3.2 million to the held for sale classification included in other assets on our consolidated statement of financial condition. We sold five of the six properties prior to December 31, 2020 and, as of March 31, 2021, we are actively marketing the one property that remains in the held for sale classification in other assets on our consolidated statement of financial condition.  During the three months ended March 31, 2021, the Company made a strategic decision to consolidate three existing Bank branches into one branch based on branch deposit levels and the close geographic proximity of the three consolidating branches and recorded a $34 thousand net loss on the disposition of premises and equipment.

Investments.  Investments increased $19.2 million, or 21.3%, to $109.2 million at March 31, 2021, from $90.0 million at June 30, 2020. The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments. During the nine months ended March 31, 2021, we purchased $60.4 million of investment securities with the remaining excess cash available resulting from our acquisitions of Fidelity and Washington in May 2020. Also during the nine months ended March 31, 2021, we sold $12.4 million of investments securities in order to decrease our exposure to premium amortization due to the current interest rate environment.

Loans.  Gross loans decreased $32.8 million, or 6.4%, to $479.3 million at March 31, 2021, from $512.1 million at June 30, 2020.  The COVID-19 pandemic and low interest rate environment have created a highly competitive market for residential lending.  The Company maintains conservative lending practices and is focused on lending to borrowers with high credit quality within its market footprint.

During the quarter ended June 30, 2020, the Bank provided $2.4 million in Paycheck Protection Program (PPP) loans for 56 new and existing customers and, in January 2021, the Bank announced its continued participation in the restarted program for first and second draw PPP loans. During the three months ended March 31, 2021, the Bank provided an additional $1.1 million in PPP loans for 27 new and existing customers, which are guaranteed by the Small Business Administration and mature in two years.  The Bank also granted eligible loan modifications in the form of payment deferral of principal and interest for $49.8 million of existing loans under the  provisions of the CARES Act. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a substantial portion of the loans on deferral and, as of March 31, 2021, only $608 thousand of loans remained on deferral under the CARES Act.  For more information, see note 6 to the Consolidated Financial Statements of the Company included in Item 1 of this Quarterly Report on Form 10-Q.

Deposits.  Deposits decreased $11.5 million, or 2.1%, to $548.3 million at March 31, 2021, from $559.8 million at June 30, 2020.  The decrease in deposits was primarily due to a $25.4 million decrease in time deposits, partially offset by a $9.4 million increase in non-interest business checking accounts and a $6.5 million increase in savings accounts.  The decrease in time deposits was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based accounts.

Borrowings.  Borrowings decreased $23.9 million, or 36.8%, to $41.0 million at March 31, 2021, from $64.9 million at June 30, 2020. The decrease in borrowings was primarily due to the prepayment of $23.2 million of higher-cost advances from the FHLB of Pittsburgh during the nine months ended March 31, 2021.  We made a strategic decision to use $23.2 million of cash to prepay higher-cost advances from the FHLB of Pittsburgh that will effectively lower our future borrowing costs and become accretive to our overall earnings following the quarter ended December 31, 2020.

Stockholders’ Equity.  Stockholders’ equity increased $118.6 million, or 123.2%, to $215.0 million at March 31, 2021, from $96.4 million at June 30, 2020.  The increase in stockholders’ equity was primarily due to net proceeds received in connection with the second-step conversion and net income of $3.1 million, partially offset by $1.9 million of dividends paid to common shareholders in August 2020 and a $1.3 million decrease in the accumulated other comprehensive loss component of the unrealized loss on available-for-sale investment securities during the nine months ended March 31, 2021.  Tangible book value per share (a non-GAAP financial measure) measured $13.79 as of March 31, 2021.  Please refer to the “Non-GAAP Financial Information” section of this Form 10-Q for a reconciliation of tangible book value per share to book value per share.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended March 31,
			Change 2021/2020
(Dollars in thousands)	2021	2020	$	%
Net interest income	$5,316	$3,569	$1,747	48.95%
Provision for loan losses	15	21	(6)	(28.57)%
Non-interest income	535	385	150	38.96%
Non-interest expense	4,496	2,886	1,610	55.79%
Income tax expense	273	210	63	30.00%
Net income	$1,067	$837	$230	27.48%

Return on average assets (annualized)	0.54%	0.74%
Return on average equity (annualized)	4.03%	4.38%

General

We recorded net income of $1.1 million, or $0.07 per diluted share, for the three months ended March 31, 2021, compared to net income of $837 thousand, or $0.06 per diluted share, for the three months ended March 31, 2020.

Net Interest Income

For the three months ended March 31, 2021, net interest income was $5.3 million, an increase of $1.7 million, or 48.9%, from the three months ended March 31, 2020. The increase in net interest income was primarily due to an increase in interest-earning assets as a result of the acquisitions of Washington and Fidelity effective May 1, 2020.  The net interest margin measured 2.91% for the three months ended March 31, 2021 compared to 3.44% for the same period in 2020.  The decrease in the net interest margin is consistent with the recent decrease in interest rates and current margin compression that is primarily due to the COVID-19 pandemic and its impact on the economy and interest rate environment, as well as the excess cash that the Bank held in connection with the second-step offering during the three months ended March 31, 2021.

Provision for Loan Losses

As a result of an increase in non-accrual and delinquent loans and the corresponding qualitative adjustmentst, we recorded a $15 thousand provision for loan losses during the three months ended March 31, 2021 compared to a $21 thousand provision for loan losses during for the three months ended March 31, 2020.  Our allowance for loan losses totaled $3.6 million, or 1.19% of total loans, excluding acquired loans (a non-GAAP financial measure), as of March 31, 2021, compared to $3.5 million, or 1.27% of total loans, excluding acquired loans (a non-GAAP financial measure), as of June 30, 2020.  The COVID-19 pandemic has resulted in highly uncertain economic conditions, including higher levels of unemployment.  The increase in reserves due to the COVID-19 pandemic was limited by enhancements we made to our credit management function by hiring new experienced team members and implementing more robust internal credit measurement and monitoring processes.  Based on a review of the loans that were in the loan portfolio at March 31, 2021, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date. Please refer to the “Non-GAAP Financial Information” section of this Form 10-Q for a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months
	Ended March 31,
(Dollars in thousands)	2021	2020
Service fees	$199	$152
Net gain on sale of securities	35	103
Earnings on bank-owned life insurance	110	84
Net loss on disposition of premises and equipment	(34)	—
Gain on sale of other real estate owned	160	—
Other	65	46
Total	$535	$385

For the three months ended March 31, 2021, non-interest income totaled $535 thousand, an increase of $150 thousand, or 39.0%, from the three months ended March 31, 2020.  The increase was primarily due to a $48 thousand increase in service fees as a result of higher deposit transaction volume due primarily to the acquisitions of Washington and Fidelity effective May 1, 2020 and a $160 thousand gain recorded in connection with the sale of other real estate owned.  These increases to non-interest income were partially offset by a $68 thousand decrease in the net gain on sale of investment securities.  In addition, the $34 thousand loss on the disposition of premises and equipment relates to the strategic decision to consolidate three existing Bank branches into one branch based on branch deposit levels and the close geographic proximity of the three consolidating branches.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months
	Ended March 31,
(Dollars in thousands)	2021	2020
Salaries and employee benefits	$2,490	$1,633
Occupancy and equipment	813	399
Data processing	419	277
Professional fees	193	152
Amortization of intangible assets	64	58
Other	517	367
Total	$4,496	$2,886

For the three months ended March 31, 2021, non-interest expense totaled $4.5 million, an increase of $1.6 million, or 55.7%, from the three months ended March 31, 2020.  The increase in non-interest expense was primarily due to an $857 thousand increase in salaries and employee benefits due to the addition of new employees from the acquisitions of Washington and Fidelity and a $414 thousand increase in occupancy and equipment expense due to additional operating costs from new branch offices and increased depreciation expense associated with premises and equipment from the acquisitions of Washington and Fidelity.  The $142 thousand increase in data processing expense and the increase in other non-interest expense can be attributed to operating a larger organization that has resulted from the two acquisitions by the Bank completed on May 1, 2020.

Income Taxes

For the three months ended March 31, 2021, we recorded a provision for income taxes of $273 thousand, reflecting an effective tax rate of 20.4%, compared to a provision for income taxes of $210 thousand, reflecting an effective tax rate of 20.1%, for the same period in 2020.  The increase in the provision for income taxes for the three months ended March 31, 2021 compared to the same period a year ago is primarily due to higher income before income taxes.

Results of Operations for the Nine Months Ended March 31, 2021 and 2020

Summary

The following table sets forth the income summary for the periods indicated:

	Nine Months Ended March 31,
			Change 2021/2020
(Dollars in thousands)	2021	2020	$	%

Net interest income	$16,132	$10,284	$5,848	56.87%
Provision for loan losses	113	21	92	438.10%
Non-interest income	1,775	1,019	756	74.19%
Non-interest expense	13,892	8,570	5,322	62.10%
Income tax expense	789	92	697	757.61%
Net income	$3,113	$2,620	$493	18.82%

Return on average assets (annualized)	0.55%	0.80%
Return on average equity (annualized)	4.17%	4.60%

General

We recorded net income of $3.1 million, or $0.21 per diluted share, for the nine months ended March 31, 2021, compared to net income of $2.6 million, or $0.20 per diluted share, for the nine months ended March 31, 2020.

Net Interest Income

For the nine months ended March 31, 2021, net interest income was $16.1 million, an increase of $5.8 million, or 56.9%, from the nine months ended March 31, 2020. The increase in net interest income was primarily due to an increase in interest-earning assets as a result of the acquisitions of Washington and Fidelity effective May 1, 2020.  The net interest margin measured 3.08% for the nine months ended March 31, 2021 compared to 3.39% for the same period in 2020.  The decrease in the net interest margin is consistent with the recent decrease in interest rates and current margin compression that is primarily due to the COVID-19 pandemic and its impact on the economy and interest rate environment.

Provision for Loan Losses

As a result of an increase in non-accrual and delinquent loans and the corresponding qualitative adjustments, we recorded a $113 thousand provision for loan losses during the nine months ended March 31, 2021 compared to a $21 thousand provision for loan losses during for the nine months ended March 31, 2020.  Our allowance for loan losses totaled $3.6 million, or 1.19% of total loans, excluding acquired loans, as of March 31, 2021, compared to $3.5 million, or 1.27% of total loans, excluding acquired loans, as of June 30, 2020.  The COVID-19 pandemic has resulted in highly uncertain economic conditions, including higher levels of unemployment.  The increase in reserves due to the COVID-19 pandemic was limited by enhancements we made to our credit management function by hiring new experienced team members and implementing more robust internal credit measurement and monitoring processes.  Based on a review of the loans that were in the loan portfolio at March 31, 2021, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date. Please refer to the “Non-GAAP Financial Information” section of this Form 10-Q for a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Nine Months
	Ended March 31,
(Dollars in thousands)	2021	2020

Service fees	$568	$447
Net (loss) gain on sale of securities	5	196
Earnings on bank-owned life insurance	320	249
Net gain on disposition of premises and equipment	435	—
Net gain (loss) on sale of other real estate owned	206	(16)
Other	241	143
Total	$1,775	$1,019

For the nine months ended March 31, 2021, non-interest income totaled $1.8 million, an increase of $756 thousand, or 74.2%, from the nine months ended March 31, 2020.  The increase was primarily due to a $435 thousand net gain on the disposition of premises and equipment primarily related to the sale of five commercial real estate properties and a $206 thousand gain recorded in connection with the sale of other real estate owned.  The increase in non-interest income can also be attributed to a $121 thousand increase in service fees as a result of higher deposit transaction volume due primarily to the acquisitions of Washington and Fidelity effective May 1, 2020, as well as a $71 thousand increase in earnings on bank-owned life insurance.  These increases to non-interest income were partially offset by a $191 thousand decrease in the net gain on sale of investment securities.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Nine Months
	Ended March 31,
(Dollars in thousands)	2021	2020

Salaries and employee benefits	$7,570	$4,818
Occupancy and equipment	2,227	1,208
Data processing	1,350	799
Professional fees	598	526
Amortization of intangible assets	192	176
Prepayment penalties	161	—
Other	1,794	1,043
Total	$13,892	$8,570

For the nine months ended March 31, 2021, non-interest expense totaled $13.9 million, an increase of $5.3 million, or 62.1%, from the nine months ended March 31, 2020.  The increase in non-interest expense was primarily due to a $2.8 million increase in salaries and employee benefits due to the addition of new employees from the acquisitions of Washington and Fidelity and a $1.0 million increase in occupancy and equipment expense due to additional operating costs from new branch offices and increased depreciation expense associated with premises and equipment from the acquisitions of Washington and Fidelity.  The $551 thousand increase in data processing expense and the increase in other non-interest expense can be attributed to operating a larger organization that has resulted from the two acquisitions by the Bank completed on May 1, 2020.  In addition, the nine months ended March 31, 2021 included $161 thousand of prepayment penalties associated with the prepayment of $23.2 million of higher-cost advances from the FHLB of Pittsburgh.

Income Taxes

For the nine months ended March 31, 2021, we recorded a provision for income taxes of $789 thousand, reflecting an effective tax rate of 20.2%, compared to a provision for income taxes of $92 thousand, reflecting an effective tax rate of 3.4%, for the same period in 2020.  The increase in the provision for income taxes for the nine months ended March 31, 2021 compared to the same period a year ago is primarily due to higher income before income taxes and the $408 thousand effect of a change in tax law related to the treatment of bank-owned life insurance acquired as part of our 2018 acquisition of Audubon Savings Bank that reduced income tax expense during the nine months ended March 31, 2020.  The increase in the effective tax rate for the nine months ended March 31, 2021 compared to the same period a year ago is primarily due the $408 thousand effect of the previously discussed change in tax law related to the treatment of bank-owned life insurance that reduced income tax expense during the nine months ended March 31, 2020.

Asset Quality

During the nine months ended March 31, 2021, nonperforming assets increased 80.1% to $6.1 million from $3.4 million as of June 30, 2020. The increase in nonperforming assets was driven by an increase in nonaccrual loans primarily due to a one- to four-family residential real estate loan and a commercial non-residential loan with the same borrower totaling $1.4 million becoming 90 days or more delinquent and placed on non-accrual status during the nine months ended March 31, 2021.  The remaining increase in nonperforming assets was primarily due to an increase in one- to four-family residential real estate loans.  These loans have strong loan-to-value ratios and we do not anticipate any loss exposure.

Total nonperforming loans consisted of 40 loans to 39 unrelated borrowers at March 31, 2021, as compared to 32 loans to 32 unrelated borrowers at June 30, 2020.  The increase in the number of nonperforming loans can primarily be attributed to the two previously discussed loans moving to non-accrual status, as well as other one- to four- family residential loans moving to non-accrual status during the nine months ended March 31, 2021.  Interest income related to non-performing loans would have been approximately $212 thousand during the nine months ended March 31, 2021 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no new troubled debt restructurings (“TDRs”) during the nine months ended March 31, 2021.

Impaired loans at March 31, 2021 included $964 thousand of performing loans whose terms have been modified in TDRs, compared to $1.4 million at June 30, 2020. The amount of TDR loans included in impaired loans decreased as a result principal payments and pay-offs. These restructured loans are being monitored by management and are performing in accordance with their restructured terms.

At March 31, 2021, none of our five substandard loans with an aggregate balance of $1.0 million were considered TDRs or included in nonperforming assets.

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

	Three Months Ended March 31,
	2021			2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$487,549	$5,701	4.68%	$341,842	$4,277	5.00%
Investment securities(2)	109,204	449	1.64%	49,701	422	3.40%
Other interest-earning assets	135,204	80	0.24%	23,153	125	2.18%
Total interest-earning assets	731,957	6,230	3.40%	414,696	4,824	4.65%
Non-interest-earning assets	61,811			40,201
Total assets	$793,768			$454,897
Interest-bearing liabilities:
Interest-bearing accounts	$99,812	17	0.07%	$57,967	15	0.10%
Money market deposit accounts	157,016	166	0.42%	89,494	301	1.34%
Savings and club accounts	100,044	24	0.10%	31,582	11	0.14%
Certificates of deposit	182,477	445	0.98%	115,385	564	1.96%
Total interest-bearing deposits	539,349	652	0.48%	294,428	891	1.21%
FHLB advances	41,000	262	2.55%	59,750	364	2.44%
Total interest-bearing liabilities	580,349	914	0.63%	354,178	1,255	1.42%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	100,570			15,556
Other non-interest-bearing liabilities	6,898			8,659
Total liabilities	687,817			378,393
Total stockholders' equity	105,951			76,504
Total liabilities and equity	$793,768			$454,897
Net interest income		$5,316			$3,569
Interest rate spread(3)		2.77%			3.23%
Net interest-earning assets(4)	$151,608			$60,518
Net interest margin(5)		2.91%			3.44%
Ratio of interest-earning assets to interest-bearing liabilities	126.12%			117.09%
(1)	Includes nonaccrual loan balances and interest recognized on such loans.
(2)	Includes securities available for sale and Federal Home Loan Bank stock.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended March 31,
	2021			2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$497,794	$17,827	4.77%	$334,392	$12,500	4.98%
Investment securities(2)	115,888	1,574	1.81%	47,733	1,097	3.06%
Other interest-earning assets	85,477	270	0.42%	22,908	409	2.38%
Total interest-earning assets	699,159	19,671	3.75%	405,033	14,006	4.61%
Non-interest-earning assets	60,572			31,635
Total assets	$759,731			$436,668
Interest-bearing liabilities:
Interest-bearing accounts	$101,719	89	0.12%	$57,133	47	0.11%
Money market deposit accounts	150,055	740	0.66%	79,547	903	1.51%
Savings and club accounts	97,028	91	0.12%	31,829	34	0.14%
Certificates of deposit	194,226	1,731	1.19%	114,014	1,674	1.96%
Total interest-bearing deposits	543,028	2,651	0.65%	282,523	2,658	1.25%
FHLB advances	45,720	888	2.59%	56,300	1,064	2.52%
Total interest-bearing liabilities	588,748	3,539	0.80%	338,823	3,722	1.46%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	59,423			13,825
Other non-interest-bearing liabilities	11,973			8,027
Total liabilities	660,144			360,675
Total stockholders' equity	99,587			75,993
Total liabilities and equity	$759,731			$436,668
Net interest income		$16,132			$10,284
Interest rate spread(3)		2.95%			3.15%
Net interest-earning assets(4)	$110,411			$66,210
Net interest margin(5)		3.08%			3.39%
Ratio of interest-earning assets to interest-bearing liabilities	118.75%			119.54%
(1)	Includes nonaccrual loan balances and interest recognized on such loans.
(2)	Includes securities available for sale and Federal Home Loan Bank stock.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended 3/31/2021			Nine Months Ended 3/31/2021
	Compared to			Compared to
	Three Months Ended 3/31/2020			Nine Months Ended 3/31/2020
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$3,175	$(1,751)	$1,424	$6,194	$(867)	$5,327
Investment securities	1,237	(1,210)	27	1,301	(824)	477
Other interest-earning assets	719	(764)	(45)	583	(722)	(139)
Total interest-earning assets	5,131	(3,725)	1,406	8,078	(2,413)	5,665
Interest expense:
Interest-bearing accounts	29	(27)	2	37	5	42
Money market deposit accounts	793	(928)	(135)	732	(895)	(163)
Savings and club accounts	36	(23)	13	64	(7)	57
Certificates of deposit	1,151	(1,270)	(119)	1,162	(1,105)	57
Total interest-bearing deposits	2,009	(2,248)	(239)	1,995	(2,002)	(7)
FHLB advances	(206)	104	(102)	(222)	46	(176)
Total interest-bearing liabilities	1,803	(2,144)	(341)	1,773	(1,956)	(183)
Net change in net interest income	$3,328	$(1,581)	$1,747	$6,305	$(457)	$5,848

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

Tangible Book Value per Share.  Tangible book value per share represents our total equity less goodwill and other intangible assets divided by total common shares outstanding. Management believes tangible book value per share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP data should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. The following table provides a reconciliation of tangible book value per share of common stock to book value per share of common stock, the most directly comparable GAAP financial measure, for the periods presented.

(Dollars in thousands, except share and per share data)
	As of March 31,	As of June 30,
Calculation of Tangible Book Value per Share:	2021	2020
Total Stockholders' Equity	$215,040	$96,365
Less: Goodwill and other intangible assets	5,858	6,050
Total tangible equity (non-GAAP)	209,182	90,315

Total common shares outstanding	15,170,566	14,628,530

Book value per share (GAAP)	$14.17	$6.59
Tangible book value per share (non-GAAP)	$13.79	$6.17

Ratio of the Allowance for Loan Losses to Total Loans, Excluding Acquired Loans.  The ratio of the allowance for loan losses to total loans, excluding acquired loans, represents our allowance for loan losses divided by our gross loans receivable less loans acquired in a business combination.  We believe the ratio of the allowance for loan losses to total loans, excluding acquired loans, helps management and investors better understand and assess changes from period to period in the allowance for loan losses exclusive of acquired loans. This non-GAAP data should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. The following table provides a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans, the most directly comparable GAAP financial measure.

(Dollars in thousands)
	As of March 31,	As of June 30,
Calculation of the Ratio of the Allowance for Loan Losses to Total Loans, Excluding Acquired Loans:	2021	2020
Gross loans receivable	$479,329	$512,124
Less: Loans acquired in a business combination	177,996	235,112
Gross loans receivable, excluding acquired loans (non-GAAP)	301,333	277,012

Allowance for loan losses	$3,599	$3,519

Allowance for loan losses to total loans (GAAP)	0.75%	0.69%
Allowance for loan losses to total loans, excluding acquired loans (non-GAAP)	1.19%	1.27%

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 44.0% as of March 31, 2021 compared to 27.3% as of June 30, 2020. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and advances from the FHLB of Pittsburgh. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances. As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $296.2 million with the FHLB of Pittsburgh at March 31, 2021. There were $41.0 million of FHLB of Pittsburgh advances outstanding at March 31, 2021.

At March 31, 2021, we had outstanding commitments to originate loans of $17.6 million, unfunded commitments under lines of credit of $49.2 million and $2.0 million of standby letters of credit. At March 31, 2021, certificates of deposit scheduled to mature in less than one year totaled $92.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at March 31, 2021 indicates a level of risk within the parameters of our model. Our management believes that the March 31, 2021 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2021. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of March 31, 2021, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	6.39%	$161,714	0.84%
+100	3.28%	162,372	1.25%
0	—	160,374	—
-50	(0.26)%	148,887	(7.16)%

As of March 31, 2021, based on the scenarios above, net interest income would increase by approximately 3.28% to 6.39%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately (0.26)% in a declining interest rate environment over the same period.

Economic value at risk would be positively impacted by a rise in interest rates and negatively impacted by a decline in interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. The difference between the two results reflects the relatively long terms of a portion of our assets which is captured by the economic value at risk but has less impact on the one-year net interest income sensitivity.

Overall, our March 31, 2021 analysis indicates that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

During the quarter ended March 31, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in the prospectus of William Penn Bancorporation, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on January 25, 2021.  As of March 31, 2021, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

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

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: May 6, 2021	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Senior Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)