Form 10-K
period 2021-06-30
William Penn Bancorporation
filed 2021-09-15
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Indicate by check if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262((b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, as of September 15, 2021: 15,170,566 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders

are incorporated by reference into Part III of this Form 10-K.

WILLIAM PENN BANCORPORATION

PART I

ITEM 1. BUSINESS

OUR BUSINESS

William Penn Bancorporation (“the Company”) is a Maryland corporation that was incorporated in July 2020 to be the successor to William Penn Bancorp, Inc. (“William Penn Bancorp”) upon completion of the second-step conversion of William Penn Bank (the “Bank”) from the mutual holding company structure to the stock holding company structure. William Penn, MHC was the former mutual holding company for William Penn Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, each of William Penn, MHC and William Penn Bancorp ceased to exist. The second-step conversion was completed on March 24, 2021, at which time the Company sold, for gross proceeds of $126.4 million, a total of 12,640,035 shares of common stock at $10.00 per share. As part of the second-step conversion, each of the existing 776,647 outstanding shares of William Penn Bancorp common stock owned by persons other than William Penn, MHC was converted into 3.2585 shares of Company common stock. In addition, $5.4 million of cash held by William Penn, MHC was transferred to the Company and recorded as an increase to additional paid-in capital following the completion of the second-step conversion. As a result of the second-step conversion, all share and per share information has been subsequently revised to reflect the 3.2585 exchange ratio, unless otherwise noted.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. The Company owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. The Bank offers consumer and commercial banking services to individuals, businesses, and nonprofit organizations throughout the Delaware Valley area through twelve full-service branch offices in Bucks County and Philadelphia, Pennsylvania, and Burlington and Camden Counties in New Jersey. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities.

The Bank’s principal business consists of originating one- to four-family residential real estate mortgage loans and home equity lines of credit, and one- to four-family investor commercial real estate, non-residential real estate, multi-family and construction loans. We offer a variety of retail deposits to the general public in the areas surrounding our main office and our branch offices. We offer our customers a variety of deposit products with interest rates that are competitive with those of similar products offered by other financial institutions operating in our market area. We also utilize borrowings as a source of funds. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. We also generate revenues from other income including deposit fees and service charges, realized gains on sales of securities, realized gains on sales of loans associated with loan production and realized gains on sales of other real estate owned.

Recent Acquisition History

On July 1, 2018, we acquired Audubon Savings Bank, a New Jersey-chartered mutual savings association headquartered in Audubon, New Jersey and with two additional branch offices located in Mount Laurel and Pine Hill, New Jersey. The acquisition of Audubon Savings Bank enhanced our market share in Burlington and Camden Counties in New Jersey, and provided the Bank with a physical presence in Southern New Jersey. In connection with the acquisition of Audubon Savings Bank, William Penn Bancorp issued 1,684,954 shares of common stock to William Penn, MHC.

On May 1, 2020, we acquired both (i) Fidelity Savings and Loan Association of Bucks County (“Fidelity”), a Pennsylvania-chartered mutual savings bank headquartered in Bristol, Pennsylvania and with a branch office located in Bristol Pennsylvania, and (ii) Washington Savings Bank (“Washington”), a Pennsylvania-chartered mutual savings bank headquartered in Philadelphia, Pennsylvania and with three additional branch offices located in Philadelphia, Pennsylvania. The acquisitions of Fidelity Savings and Loan Association of Bucks County and Washington Savings Bank further increased our market presence in our existing market area. In connection with the acquisition of Fidelity Savings and Loan Association of Bucks County and Washington Savings Bank, William Penn Bancorp issued an aggregate of 1,659,199 shares of common stock to William Penn, MHC.

Market Area

We are headquartered in Bristol, Pennsylvania and currently operate twelve full-service branch offices in Bucks and Philadelphia Counties in Pennsylvania and in Burlington and Camden Counties in New Jersey. We periodically evaluate our network of banking offices to optimize the penetration in our market area. Our business strategy currently includes opening new branches in and around our market area, which may include neighboring counties.

We consider our primary market area to be the Philadelphia suburbs of central and lower Bucks County and Northeast Philadelphia in Pennsylvania and the New Jersey counties of Mercer, Burlington, Camden and Gloucester. This area has historically benefitted from having a large number of corporate headquarters located within it. The area benefits from having a well-educated employment base and the diversity provided by a large number of industrial, service, retail and high technology businesses. Other employment is provided by a variety of wholesale trade, manufacturing, federal, state and local governments, hospitals and utilities.

According to the U.S. Census Bureau, as of July 1, 2020 and July 1, 2019, respectively, (i) Bucks County had an estimated population of 627,987, representing a 0.4% increase from April 1, 2010, and a median household income of $86,055 and (ii) Philadelphia County had an estimated population of 1.6 million, representing a 3.3% increase from April 1, 2010, and a median household income of $43,744. In addition, (i) Burlington County had an estimated population of 446,596, representing a 0.6% decrease from April 1, 2010, and a median household income of $84,992, (ii) Camden County had an estimated population of 506,809, representing a 1.3% decrease from April 1, 2010, and a median household income of $67,118, (iii) Gloucester County had an estimated population of 293,245, representing a 1.4% increase from April 1, 2010, and a median household income of $85,160 and (iv) Mercer County had an estimated population of 367,239, remaining relatively unchanged from April 1, 2010, and a median household income of $79,990. As of July 1, 2019, the median household income in the United States was $65,084.

As of June 2020, the unemployment rate in Bucks and Philadelphia Counties totaled 4.8% and 8.7%, respectively, and the unemployment rate in Burlington, Camden, Gloucester and Mercer Counties totaled 5.7%, 7.2%, 6.5% and 5.5%, respectively, as compared to a national unemployment rate of 6.1% for June 2020.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits and loans has historically come from the numerous national, regional and local community financial institutions operating in our market area, including a number of independent banks and credit unions, in addition to other financial service companies, such as brokerage firms, mortgage companies and mortgage brokers. In addition, we face competition for investors’ funds from money market funds and other corporate and government securities. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage and consumer credit market, such as financial technology companies, securities companies and specialty finance companies. We believe that our long-standing presence in Bucks County, our recent expansion into Southern New Jersey and Northeast Philadelphia, and our personal service philosophy enhance our ability to compete favorably in attracting and retaining individual and business customers. We actively solicit deposit-related customers and compete for deposits by offering customers personal attention, professional service and competitive interest rates.

Lending Activities

Our loan portfolio consists primarily of one- to four-family residential mortgage loans and one- to four-family investor commercial real estate loans. Our loan portfolio also includes non-residential real estate loans, multi-family residential loans, commercial real estate, commercial business and consumer loans. Substantially all of our loans are secured by properties located within our local markets.

One- to Four-Family Residential Loans. One of our primary lending activities is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. Such loans totaled $173.4 million, or 37.0% of our total loan portfolio, at June 30, 2021.

We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans rather than fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans (as opposed to adjustable interest rates) and adjustable-rate mortgage loans that can be originated or purchased at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates, and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We offer fixed-rate loans with terms of either 10, 15, 20 or up to 30 years. Our adjustable-rate mortgage loans are also based on a 10, 15, 20 or up to 30 year amortization schedule. Interest rates and payments on our adjustable-rate mortgage loans adjust every three, five, seven or ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the respective three, five, seven or ten year monthly Constant Maturity U.S. Treasury indices.

Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We do not make conventional loans with loan-to-value ratios exceeding 95% and generally limit loan-to-value ratios on our conventional loans to 80%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance, a government guarantee or additional collateral. We require all properties securing mortgage loans to be appraised by licensed independent appraisers from appraisal management companies approved by our board of directors. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance and/or flood insurance for loans on property located in a flood zone, before closing the loan.

Our largest one- to four-family residential loan at June 30, 2021 was for $2.2 million and is secured by a single-family residence located in New Hope, Pennsylvania. This loan is performing in accordance with its terms.

One- to Four-Family Investor Commercial Real Estate Loans. One of our other primary lending activities is the origination of loans secured by non-owner occupied one- to four-family residential properties. These borrowers generally include individuals that purchase an investment property to generate rental income. Such loans totaled $120.7 million, or 25.8% of our total loan portfolio, at June 30, 2021.

We offer fixed-rate and adjustable-rate non-owner occupied one- to four-family commercial real estate loans with terms up to 25 years. Borrower demand for adjustable-rate loans rather than fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans (as opposed to adjustable interest rates) and adjustable-rate mortgage loans that can be originated or purchased at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates, and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We offer fixed-rate loans with terms of either 10, 15, 20 or up to 25 years. Our adjustable-rate mortgage loans are also based on a 10, 15, 20 or up to 25 year amortization schedule. Interest rates and payments on our adjustable-rate mortgage loans adjust every three, five, seven or ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the respective three, five, seven or ten year monthly Constant Maturity U.S. Treasury indexes.

Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

While non-owner occupied one- to four-family commercial real estate loans are normally originated with up to 25-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In reaching a decision on whether to originate a non-owner occupied one- to four-family residential real estate loan, we consider the net operating income of the property, the borrower’s credit history and profitability, and the value of the underlying property.

Our largest one- to four-family investor commercial real estate loan at June 30, 2021 was for $2.4 million and is secured by a single-family residence located on the Eastern Shore of Maryland. This loan is performing in accordance with its terms.

Non-Residential Real Estate and Multi-Family Loans. We offer fixed rate and adjustable-rate mortgage loans secured by commercial real estate, multi-family residential real estate and land. Our non-residential and multi-family real estate loans are generally secured by office buildings, retail and mixed-use properties, condominiums, apartment buildings, single-family subdivisions and owner-occupied properties used for businesses. At June 30, 2021, our commercial and multi-family real estate loan portfolio totaled $109.0 million, or 23.3% of our total loan portfolio.

We originate multi-family and non-residential real estate loans with terms generally up to 25 years. Interest rates and payments on adjustable-rate loans adjust every one, three, five and ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to the interest rate used for one-to four-family loan products, plus a spread based on credit-worthiness and risk. Loan amounts generally do not exceed 80% of the appraised value for well-qualified borrowers.

Our largest non-residential real estate loan at June 30, 2021 was for $6.3 million. This loan is secured by a luxury apartment building located in Philadelphia, Pennsylvania and is performing in accordance with its terms.

Loans secured by multi-family residential and non-residential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family residential and non-residential real estate lending is the borrower’s credit-worthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a multi-family residential or non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 20 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property, and we require that we have a second lien position on the property. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses. Management includes these loans based on the collateral supporting the line of credit in either the non-residential, multi-family, commercial or one-to-four family categories for the purposes of monitoring and evaluating the portfolio. At June 30, 2021, such loans totaled $37.2 million, or 7.9% of our total loan portfolio.

Residential and Commercial Construction Loans and Land Loans. We originate (i) residential construction loans to individuals and purchase loans that finance the construction of owner-occupied residential dwellings for personal use, which we classify within our residential real estate loan portfolio, (ii) commercial construction loans for the development of projects including non-owner occupied residential dwellings, condominiums, apartment buildings, single-family subdivisions, single-family investor loans, as well as owner-occupied properties used for business, which we classify within our commercial real estate loan portfolio and (iii) commercial land loans for the purchase and development of raw land.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which can be up to 18 months. At the end of the construction phase, substantially all of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. Our residential construction loans totaled $12.9 million, or 2.8% of our total loan portfolio, at June 30, 2021. At June 30, 2021, our largest outstanding residential construction loan was for $3.6 million, of which $2.2 million was disbursed and outstanding, and related to the construction of residential housing located in Ocean City, New Jersey. This loan is performing in accordance with its terms. We also require periodic inspections of the property during the term of the construction.

Our construction loans may include loans for the development of real estate for a variety of projects and properties. Generally, the owners equity must be injected upfront prior to the Bank advancing funds.  Interest rates for the construction projects will generally be variable with a lifetime floor, but may be fixed if approved by the appropriate lending  authority.  Generally, our commercial construction loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan upon the completion of construction. In the case of a single-family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by agreed upon release prices at the outset of the loan sufficient to liquidate the loan prior to the final sale. In the case of a commercial construction loan, the construction period may be from nine months to three years. Construction loans are generally made with a maximum of 75% loan-to-value, a maximum 75% loan-to-cost, and a requirement that guarantors own over 10% of the collateral underlying the loan.   We also require periodic inspections of the property during the term of the construction loan.  The Bank requires a minimum debt service coverage ratio of 1.25X on a stand-alone basis upon conversion to permanent financing.  The Bank generally avoids overly speculative projects.

Raw land loans are done as an exception to policy to accommodate high quality borrowers who demonstrate strong liquidity positions, high income, and high net worth.  The Bank only extends credit on raw land loans when the extension of credit can be repaid from the personal income of the borrower/guarantor.  Raw land loans are generally made with a maximum of 60% loan-to-value and a maximum 60% loan-to-cost.   Approved land loans are generally made with a maximum of 65% loan-to-value and a maximum 65% loan-to-cost.  Generally, land loans have a maximum term of two years and require guarantors that own over 10% of the collateral underlying the loan.  In addition, the land loans in our portfolio are adjustable-rate loans with adjustments occurring every three and five years, based on the original contract. Interest rate adjustments are based on the Constant Maturity U.S. Treasury indexes plus a spread. Our adjustable-rate land loans in generally have an interest rate floor.

Our commercial construction and land loans totaled $6.4 million, or 1.4% of our total loan portfolio, at June 30, 2021 and was comprised of $3.6 million in commercial construction loans and $2.8 million in land loans at that date. At June 30, 2021, our largest outstanding commercial construction and land loan was a commercial land loan for $2.8 million, of which $2.8 million was disbursed and outstanding, for a commercial development project outside Wildwood, New Jersey. This loan is performing in accordance with its terms.

Commercial Business Loans. These loans consist of operating lines of credit secured by general business assets and equipment. The operating lines of credit are generally short term in nature with interest rates tied to short-term rates and adjustments occurring daily, monthly, or quarterly based on the original contract. For adjustable loans, there is also an interest rate floor. The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. Longer repayments of up to 15 years can be made depending on the useful life of the equipment being financed. Generally, rates are fixed for not longer than five years and will reset, generally based on the Constant Maturity U.S. Treasury indexes plus a spread, if the amortization or maturity of the loan is longer. At June 30, 2021, such loans totaled $5.1 million, or 1.1% of our total loan portfolio.

Consumer Loans. In the past, we have offered a variety of consumer loans, which include student, automobile and personal secured and unsecured loans to our customer base. However, we no longer offer these loans to customers.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws may limit the amount which can be recovered on such loans.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and local realtors. Historically, we have primarily originated our own loans and retained them in our portfolio. However, we also occasionally purchase loans or participation interests in loans. As of June 30, 2021, we had an aggregate of $9.0 million in purchased loan participations outstanding. The largest outstanding loan participation as of June 30, 2021 was a commercial non-residential real estate loan for $4.3 million. This loan is performing in accordance with its terms.

We also occasionally sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold with recourse and with servicing retained. We sold one loan for $150 thousand during the year ended June 30, 2021.  We did not sell any loans during the year ended June 30, 2020. We occasionally sell participation interests in loans and may sell loan participations in the future.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.

With respect to residential and consumer loans, loans with a total loan commitment of less than $250,000 may be approved by the loan’s residential underwriter, as well as one of the following individuals: the Assistant Vice President of Residential Lending and the Vice President of Residential Lending. Loans with a total loan commitment of between $250,000 to $1,000,000 must be approved by (i) the Assistant Vice President of Residential Lending or the Vice President of Residential Lending, and (ii) either our Director of Loan Servicing, Director of Residential Lending, Chief Retail Officer, Chief Lending Officer or Chief Executive Officer. Loans with a total loan commitment of between $1,000,000 and $2,000,000 must be approved by a majority vote from our Officers’ Loan Committee, which consists of our Chief Executive Officer, Chief Lending Officer, Director of Loan Servicing, and Credit Manager. Loans with a total loan commitment in excess of $2,000,000, and up to our legal lending limit, must be approved by majority vote from our Directors’ Loan Committee, which consists of our entire board of directors.

With respect to commercial loans, loans with a total loan commitment of up to $1,000,000 (and unsecured lines or letters of credit with total loan commitments of up to $500,000) may be approved by the originating loan officer as well as either our Chief Lending Officer or Chief Executive Officer. Loans with a total loan commitment of between $1,000,000 and $5,000,000 (and unsecured lines or letters of credit with total loan commitments of between $500,000 and $4,000,000) must generally be approved by majority vote from our Officers’ Loan Committee, and loans with a total loan commitment in excess of $5,000,000 (or $4,000,000 for unsecured lines or letters of credit) must be approved by a majority vote from our Directors’ Loan Committee.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by statute to generally 15% of our stated capital and reserves. At June 30, 2021, our regulatory lending maximum was $24.4 million.  The Bank’s internal lending limits are lower than the levels permitted by regulation and at June 30, 2021, the total exposure with our largest lending relationship was $7.0 million, which is the total amount outstanding and committed for a group of four commercial real estate loans.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 30 days.

Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We generally make initial contact with the borrower when the loan becomes ten to fifteen days past due. If payment is not received by the 45th day of delinquency, additional letters are sent and phone calls generally are made to the customer. When the loan becomes 120 days past due, we generally commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances. Management informs the board of directors on a monthly basis of the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

As of June 30, 2021 and 2020, we had $1.5 million and $2.4 million of outstanding Paycheck Protection Program (PPP) loans with 44 and 56 new and existing customers, respectively. We also granted eligible loan modifications in the form of payment deferral of principal and interest for $49.8 million of existing loans under the CARES Act. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a substantial portion of the loans on deferral and, as of June 30, 2021, $366 thousand of loans remain on deferral under the CARES Act.

Investment Activities

We have legal authority to invest in various types of liquid assets, including, but not limited to, mortgage-backed securities, securities of various federal agencies and of state and municipal governments, subordinated debt and certificates of deposit of federally insured institutions. At June 30, 2021, our investment portfolio consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac or Gennie Mae with stated final maturities of 30 years or less, municipal securities with maturities of 20 years or less, and corporate bonds.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for our investment portfolio, including approval of our investment policy. Our Chief Operating Officer is the designated investment officer and is responsible for the daily investment activities and is authorized to make investment decisions consistent with our investment policy.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment activities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. The vast majority of our depositors are residents of Southeastern Pennsylvania and Southern New Jersey. Deposits are raised primarily from within our primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, club savings accounts, certificate accounts and various retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Pittsburgh to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were $41.0 million of Federal Home Loan Bank advances outstanding at June 30, 2021. At June 30, 2021, we had the ability to borrow an additional $239.8 million from the Federal Home Loan Bank of Pittsburgh. In addition, as of June 30, 2021, we had $10.0 million of available credit from Atlantic Community Bankers Bank to purchase federal funds.

Personnel

At June 30, 2021, we had 100 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only direct subsidiary is the Bank. The Bank has one wholly owned subsidiary, WPSLA.  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At June 30, 2021, WPSLA held $112.7 million of the Bank’s $123.3 million securities portfolio.

REGULATION AND SUPERVISION

General

The Bank is a Pennsylvania-chartered stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Bank is subject to extensive regulation by the Pennsylvania Department of Banking and Securities, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its primary federal regulator. The Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities, concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Bank is a member of the Federal Home Loan Bank of Pittsburgh.

The regulation and supervision of the Bank establish a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the Federal Deposit Insurance Corporation, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

As a bank holding company, the Company must comply with the rules and regulations of the Federal Reserve Board and file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Pennsylvania Department of Banking and Securities, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Commonwealth of Pennsylvania or Congress, could have a material adverse impact on the operations and financial performance of the Company and the Bank. In addition, the Company and the Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company and the Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to the Company and the Bank. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank.

Bank Regulation

Pennsylvania Savings Bank Law. The Pennsylvania Banking Code of 1965, as amended, contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Pennsylvania Banking Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking and Securities so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices. Specifically, under the Pennsylvania Banking Code, the Pennsylvania Department of Banking and Securities is given the authority to exercise such supervision over state-chartered savings banks as to afford the greatest safety to creditors, stockholders and depositors, ensure business safety and soundness, conserve assets, protect the public interest and maintain public confidence in such institutions.

The Pennsylvania Banking Code provides, among other powers, that state-chartered savings banks may engage in any activity permissible for a national banking association or federal savings association, subject to regulation by the Pennsylvania Department of Banking and Securities (which shall not be more restrictive than the regulation imposed upon a national banking association or federal savings association, respectively). Before it engages in an activity allowable for a national banking association or federal savings association, a state-chartered savings bank must either obtain prior approval from the Pennsylvania Department of Banking and Securities or provide at least 30 days’ prior written notice to the Pennsylvania Department of Banking and Securities. The authority of the Bank under Pennsylvania law, however, may be constrained by federal law and regulation.

Capital Requirements. Federal regulations require Federal Deposit Insurance Corporation-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a Tier 1 capital to average assets leverage ratio of 4%.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (such as recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At June 30, 2021, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish for banks with assets of less than $10 billion of assets a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8 to 10%. A qualifying community bank with capital meeting the specified requirements (including off balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing to follow the alternative framework is considered to meet all applicable regulatory capital requirements including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. In addition, Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the lower ratio effective April 23, 2020. The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. The rules currently provide for the transition back to the 9% community bank leverage ratio, increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. During the fiscal year ended June 30, 2020, the Bank elected the community bank leverage ratio alternative reporting framework.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investments and Activities. Under federal law, all state-chartered banks insured by the Federal Deposit Insurance Corporation have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation permit exceptions to these limitations. For example, state chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under federal law. The Bank received grandfathering authority from the Federal Deposit Insurance Corporation to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Pennsylvania Banking Code of 1965, whichever is less. Such grandfathering authority may be terminated upon the Federal Deposit Insurance Corporation’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of June 30, 2021, the Bank held no marketable equity securities under such grandfathering authority.

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis to the extent that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of June 30, 2021, the Bank was a “well capitalized” institution under the Federal Deposit Insurance Corporation regulations.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced regulations establishing a “community bank leverage ratio” adjusted the referenced categories for qualifying institutions that opt into the alternative framework for regulatory capital requirements. Institutions that exceed the community bank leverage ratio are considered to have met the capital ratio requirements to be “well capitalized” for the agencies’ prompt corrective rules.

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms and conditions substantially the same as offered in comparable transactions to persons who are not insiders and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement. The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state chartered savings banks, including the Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.

Federal Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) for most banks with less than $10 billion of assets currently range from 1 1∕2 to 30 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more were supposed to fund the increase. The Federal Deposit Insurance Corporation indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieves 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Privacy Regulations. Federal Deposit Insurance Corporation regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-

affiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by Federal Deposit Insurance Corporation regulations, a non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

Consumer Protection and Fair Lending Regulations. Pennsylvania savings banks are subject to a variety of federal statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

USA PATRIOT Act. The Bank is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

●	The deposit operations of William Penn Bank also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

The Federal Reserve Act authorizes the Federal Reserve Board to require depository associations to maintain noninterest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The amounts are adjusted annually and, on March 15, 2020, the Federal Reserve Board reduced reserve requirement to 0% effective as of March 26, 2020, which eliminated reserve requirements for all depository institutions.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At June 30, 2021, the Bank had a maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh of $280.8 million, of which it had $41.0 million in outstanding borrowings. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with requirements for the Federal Home Loan Bank of Pittsburgh with an investment of $2.7 million at June 30, 2021.

Holding Company Regulation

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) which have historically been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for the Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies; as is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. However, the Federal Reserve Board has provided a “small bank holding company” exception to its consolidated capital requirements, and legislation and the related issuance of regulations by the Federal Reserve Board has increased the threshold for the exception to $3.0 billion. As a result, the Company is not subject to the capital requirement until such time as its consolidated assets exceed $3.0 billion.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the Federal Reserve Board has issued guidance that requires consultation with the agency prior to a bank holding company’s payment of dividends or repurchase of stock under certain circumstances. These regulatory policies could affect the ability of the Company to pay dividends, repurchase its stock or otherwise engage in capital distributions.

Under the Federal Deposit Insurance Act, depository institutions are liable to the Federal Deposit Insurance Corporation for losses suffered or anticipated by the Federal Deposit Insurance Corporation in connection with the default of a commonly controlled depository institution or any assistance provided by the Federal Deposit Insurance Corporation to such an institution in danger of default.

The status of the Company as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Federal Securities Laws

The common stock of the Company is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, the Company is required to file quarterly and annual reports with the Securities and Exchange Commission and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company, such as the Company, unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as will be the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Emerging Growth Company Status

The Company is an emerging growth company and, for so long as it continues to be an emerging growth company, the Company may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, the Company also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

The Company will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of its second-step conversion offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The tax years corresponding to our fiscal years ended June 30, 2018 through 2021 remain subject to examination by the Internal Revenue Service and by Pennsylvania and Philadelphia taxing authorities. The tax years corresponding to our fiscal years ended June 30, 2017 through 2021 remain subject to examination by New Jersey taxing authorities. For 2020, the Bank’s maximum federal income tax rate was 21.0%.

The Company and the Bank have entered into a tax allocation agreement. Because the Company owns 100% of the issued and outstanding capital stock of the Bank, the Company and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group the Company is the common parent corporation. As a result of this affiliation, the Bank may be included in the filing of a consolidated federal income tax return with the Company and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves as of December 31, 1987. Approximately $2.8 million of income tax related to our accumulated bad debt reserves will not be recognized unless the Bank makes a “non-dividend distribution” to the Company as described below.

Distributions. If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s un-recaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 21.0% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Pennsylvania Taxation. The Bank, as a savings bank conducting business in Pennsylvania, is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax (“MTIT”) Act, as amended to include thrift institutions having capital stock. The MTIT is a tax upon separately stated net book income, determined in accordance with generally accepted accounting principles with certain adjustments. In computing income subject to MTIT taxation, there is an allowance for the deduction of interest income earned on state, federal and local obligations, while also disallowing a portion of a thrift’s interest expense associated with such tax-exempt income. The MTIT tax rate is 11.5%. Net operating losses, if any, can be carried forward a maximum of three years for MTIT purposes.

Philadelphia Taxation. In addition, as a savings bank conducting business in Philadelphia, the Bank is also subject to the City of Philadelphia Business Privilege Tax. The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. Pursuant to the City of Philadelphia Business Privilege Tax, the 2020 tax rate was 6.20% on net income and 0.142% on gross receipts. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts. The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by stockholders. An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

New Jersey Taxation. The Bank is subject to New Jersey’s Corporation Business Tax at the rate of 9.0% on its separate company apportioned taxable income. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations). Net operating losses may be carried forward for twenty years following the tax year for which they were first reported.

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as our executive officers:

Name	Position
Kenneth J. Stephon	Chairman, President and Chief Executive Officer of William Penn Bancorporation and William Penn Bank
Jeannine Cimino	Executive Vice President and Chief Retail Officer of William Penn Bancorporation and William Penn Bank
Amy J. Hannigan	Executive Vice President and Chief Operating Officer of William Penn Bancorporation and William Penn Bank
Jonathan T. Logan	Executive Vice President and Chief Financial Officer of William Penn Bancorporation and William Penn Bank
Alan B. Turner	Executive Vice President and Chief Lending Officer of William Penn Bancorporation and William Penn Bank

Below is information regarding our executive officers.  Each executive officer has held his or her current position for the period indicated below. Ages presented are as of June 30, 2021.

Kenneth J. Stephon is the Chairman, President and Chief Executive Officer of William Penn Bancorporation and William Penn Bank. Mr. Stephon previously served as Senior Executive Vice President and Chief Operating Officer of William Penn Bank and William Penn Bancorporation from July 2018 until October 2018, when he became President. He was appointed Chief Executive Officer of William Penn Bank and William Penn Bancorporation in February 2019. Mr. Stephon has over 40 years of banking industry experience and previously served as President and Chief Executive Officer, as well as a director, of Audubon Savings Bank from October 2013 until its merger with William Penn Bank on July 1, 2018. He also serves as a director of the Pennsylvania Association of Community Bankers and the Insured Financial Institutions of the Delaware Valley. Age 62.

Jeannine Cimino joined William Penn Bancorporation and William Penn Bank as Executive Vice President and Chief Retail Officer in July 2021. Ms. Cimino served as Regional President of Berkshire Bank from December 2016 to July 2021, following Berkshire Bank’s acquisition of First Choice Bank, where she served as Director of Marketing from April 2010 to December 2016.  Prior to that time, Ms. Cimino served as Senior Vice President of Retail Banking at Sovereign Bank. Age 50.

Amy J. Hannigan joined William Penn Bancorporation and William Penn Bank as Executive Vice President and Director of Corporate Development in May 2021 and, as of June 2021, was appointed as Executive Vice President and Chief Operating Officer of the Company and the Bank. Ms. Hannigan served as Senior Vice President and Corporate Controller of WSFS Bank, from April 2019 to April 2021, following the acquisition of Beneficial Bank, where she served as Senior Vice President and Chief Accounting Officer from March 2010 to April 2019.  Ms. Hannigan is a certified public accountant and began her career with Coopers and Lybrand where she served as an audit manager in the financial services industry. Age 54.

Jonathan T. Logan joined William Penn Bancorporation and William Penn Bank as Senior Vice President and Chief Financial Officer in April 2020 and, as of June 2021, was appointed Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Logan served as Vice President and Controller of Towne Park, a hospitality services company, from March 2019 to March 2020. Prior to that time, Mr. Logan served as Vice President and Corporate Controller of Beneficial Bank from April 2011 to March 2019. Mr. Logan is a certified public accountant and began his career with Ernst & Young where he served as an audit manager in the financial services industry. Age 37.

Alan B. Turner joined William Penn Bancorporation and William Penn Bank as Executive Vice President and Chief Lending Officer in March 2021. Prior to that time, Mr. Turner served as Senior Vice President and Regional Commercial Manager for OceanFirst Bank, successor to Two River Community Bank, where he served as the Executive Vice President and Senior Loan Officer for 20 years. Age 57.

ITEM 1A. RISK FACTORS

Risks Related to COVID-19 Pandemic and Associated Economic Slowdown

The widespread outbreak of the coronavirus (“COVID-19”) pandemic has adversely affected, and will likely continue to adversely affect, our business, financial condition, and results of operations. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be.

The COVID-19 pandemic has negatively impacted economic and commercial activity and financial markets, both globally and within the United States. In our market area, stay-at-home orders and travel restrictions — and similar orders imposed across the United States to restrict the spread of COVID-19 — previously resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Local jurisdictions have subsequently lifted stay-at-home orders and moved to phased reopening of businesses, although capacity restrictions and health and safety recommendations that encourage continued physical distancing and working remotely have limited the ability of businesses to return to pre-pandemic levels of activity.

We have implemented business continuity plans and continue to provide financial services to clients, while taking health and safety measures such as frequent cleaning of our facilities and using a remote workforce where possible. Despite these safeguards, we may nonetheless experience business disruptions.

The COVID-19 pandemic has negatively affected our business and is likely to continue to do so. As of June 30, 2021, we had $1.5 million of outstanding Paycheck Protection Program (PPP) loans with 44 new and existing customers. We also had granted eligible loan modifications in the form of payment deferral of principal and interest for $49.8 million of existing loans under the 2020 Coronavirus Aid, Relief, and Economic Security (CARES) Act. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three month deferral period has ended on a substantial portion of the loans on deferral and, as of June 30, 2021, $366 thousand of loans remain on deferral under the CARES Act.  The extent to which COVID-19 will continue to negatively affect our business is unknown and will depend on the geographic spread of the virus, the overall severity of the disease, the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

The continued spread of COVID-19 and the efforts to contain the virus, including the successful implementation of vaccination programs or the imposition of any future additional stay-at-home orders and travel restrictions, could, among other things: (1) cause changes in consumer and business spending, borrowing and saving habits, which may affect the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers; (2) cause our borrowers to be unable to meet existing payment obligations, particularly those borrowers that may be disproportionately affected by business shut downs and travel restrictions, such as those operating in the travel, lodging, retail, and entertainment industries, resulting in increases in loan delinquencies, problem assets, and foreclosures; (3) cause the value of collateral for loans, especially real estate, to decline in value; (4) reduce the availability and productivity of our employees; (5) require us to increase our allowance for credit losses; (6) cause our vendors and counterparties to be unable to meet existing obligations to us; (7) negatively impact the business and operations of third party service providers that perform critical services for our business; (8) impede our ability to close mortgage loans, if appraisers and title companies are unable to perform their functions; (9) cause the value of our securities portfolio to decline; and (10) cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.

Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Lending Activities

Our emphasis on one- to four-family residential mortgage and commercial real estate loans exposes us to lending risks.

At June 30, 2021, $294.1 million, or 62.8%, of our loan portfolio was secured by one- to four-family real estate and we intend to continue to make loans of this type in the future. One- to four-family residential mortgage and one- to four-family commercial real estate lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our origination of non-owner occupied one- to four-family residential mortgage loans may expose us to increased lending risks.

At June 30, 2021, loans secured by non-owner occupied one- to four-family residential properties totaled $120.7 million, or 25.8% of our loan portfolio. We intend to continue to make loans secured by non-owner occupied one- to four-family residential properties in the future. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.

Our planned increase in commercial real estate and commercial lending could expose us to increased lending risks and related loan losses.

At June 30, 2021, we had $120.5 million in commercial real estate and business loans (which include non-residential real estate loans, multi-family loans, land loans and commercial loans), which represented 25.8% of our total loan portfolio at that date. Of this amount, $96.7 million, or 20.7% of our total loan portfolio, was comprised of non-residential real estate loans made to small and medium-sized business located in our market area. Our current business strategy is to continue to increase our originations of commercial real estate loans in accordance with our conservative underwriting guidelines. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.

In addition, to the extent that borrowers have more than one commercial loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. Furthermore, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze, among other things, our loss and delinquency experience by portfolio segments and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the actual results are different from our estimates, or our analyses are inaccurate, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth and on increasing our portfolio, as well as any future credit deterioration, will require us to increase our allowance further in the future.

In addition, our banking regulators periodically review our allowance for loan losses and could require us to increase our provision for loan losses. Any increase in our allowance for loan losses or loan charge-offs resulting from these regulatory reviews may have a material adverse effect on our results of operations and financial condition.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our local market area.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in the suburbs of Philadelphia, particularly in Bucks and Philadelphia Counties in Pennsylvania and in Southern New Jersey. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for loan losses, which in turn could necessitate an increase in our provision for loan losses and a resulting reduction to our earnings and capital.

Economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investment securities, and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and elevated unemployment levels may result in higher loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Reduction in problem assets can be slow, and the process can be exacerbated by the condition of the properties securing non-performing loans and the lengthy foreclosure process in Pennsylvania and New Jersey, where the majority of our borrowers reside. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, liquidity, and financial condition.

Risks Related to our Deferred Tax Assets and Goodwill

We may not be able to realize our deferred tax assets.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2021, we had net deferred tax assets totaling $3.6 million. We have determined that no valuation allowance is required as of June 30, 2021, although there is no guarantee that those assets will be fully recognizable in future periods. Management regularly reviews the net deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.

The value of our goodwill may decline in the future.

As of June 30, 2021, we had $4.9 million of goodwill. A significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

Risks Related to Our Growth Strategy

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Acquisitions of banking institutions and other financial service companies within and surrounding our market area have been, and we expect will continue to be, a key component of our strategy. In July 2018, we acquired Audubon Savings Bank, a New Jersey-chartered mutual savings association headquartered in Audubon, New Jersey. Additionally, in May 2020, we acquired both Fidelity, a Pennsylvania-chartered mutual savings bank headquartered in Bristol, Pennsylvania and Washington, a Pennsylvania-chartered mutual savings bank headquartered in Philadelphia, Pennsylvania. It is possible that we could acquire other banking institutions, other financial services companies or branches of financial institutions in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, stockholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including (1) our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions of the acquired entity into our current operations and (2) the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results.

The building of market share through our branch office strategy, and our ability to achieve profitability on new branch offices, may increase our expenses and negatively affect our earnings.

We believe there are branch expansion opportunities within our market area and adjacent markets, including markets in other states, and will seek to grow our deposit base by adding branches to our existing twelve-branch network. There are considerable costs involved in opening branch offices, especially in light of the capabilities needed to compete in today’s environment. Moreover, new branch offices generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, new branch offices could negatively impact our earnings and may do so for some period of time. Our investments in products and services, and the related personnel required to implement new policies and procedures, take time to earn returns and can be expected to negatively impact our earnings for the foreseeable future. The profitability of our expansion strategy will depend on whether the income that we generate from the new branch offices will offset the increased expenses resulting from operating these branch offices.

Risks Related to Our Business and Industry Generally

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

Strong competition within our market area could hurt our profits and slow growth.

Our profitability depends upon our continued ability to compete successfully in our market area. We face intense competition both in making loans and attracting deposits. We continue to face stiff competition for one- to four-family residential loans from other financial service providers, including large national residential lenders, local community banks and credit unions. Other competitors for one- to four-family residential loans include credit unions and mortgage brokers which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Our competitors for commercial real estate loans include other community banks and commercial lenders, some of which are larger than us and have greater resources and lending limits than we have and offer services that we do not provide. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. We expect competition to remain strong in the future.

Changes in interest rates may hurt our profits and asset values and our strategies for managing interest rate risk may not be effective.

We are subject to significant interest rate risk as a financial institution with a high percentage of fixed-rate loans and certificates of deposit on our balance sheet. During the past several years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels. As a result, recent market rates on the loans we have originated and the yields on securities we have purchased have been at relatively low levels. Our interest-bearing liabilities, on the other hand, likely will reprice or mature more quickly than our interest-earning assets, much of which has been booked relatively recently. Accordingly, if market interest rates increase, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our future profitability. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable-rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We depend upon the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess expertise in our markets and key business relationships, and the loss of any one of them could be difficult to replace. Our loss of one or more of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may adversely affect our performance.

We are a community bank and our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers or otherwise, our business and operating results may be materially adversely affected.

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and cybersecurity breaches could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We likely will expend additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities.

Security breaches and cybersecurity threats could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. While we have established policies and procedures to prevent or limit the impact of cyber-attacks, there can be no assurance that such events will not occur or will be adequately addressed if they do. In addition, we also outsource certain cybersecurity functions, such as penetration testing, to third party service providers, and the failure of these service providers to adequately perform such functions could increase our exposure to security breaches and cybersecurity threats. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other malicious code and cyber-attacks that could have an impact on information security. Any such breach or attacks could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our financial condition and results of operations.

We must keep pace with technological change to remain competitive.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available, as well as related essential personnel. In addition, technology has lowered barriers to entry into the financial services market and made it possible for financial technology companies and other non-bank entities to offer financial products and services traditionally provided by banks. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or outside persons, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. Although our control testing has not identified any significant deficiencies in our internal control system, a breakdown in our internal control system, improper operation of our systems or improper employee actions could result in material financial loss to us, the imposition of regulatory action, and damage to our reputation.

Acts of terrorism and other external events could impact our business.

Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. The occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive government regulation, supervision and examination by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities. In addition, the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities. Such regulation, supervision and examination govern the activities in which we may engage, and are intended primarily for the protection of the deposit insurance fund and the Bank’s depositors and not for the protection of our stockholders. Federal and state regulatory agencies have the ability to take strong supervisory actions against financial institutions that have experienced increased loan production and losses and other underwriting weaknesses or have compliance weaknesses. These actions include the entering into of formal or informal written agreements and cease and desist orders that place certain limitations on their operations. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Regulation — Banking Regulation — Capital Requirements” for a discussion of regulatory capital requirements.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

The Company is an emerging growth company and, for so long as it continues to be an emerging growth company, the Company may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, the Company is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

The Company will cease to be an emerging growth company upon the earliest of: (1) the end of the fiscal year following the fifth anniversary of the completion of its second-step conversion offering; (2) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. Investors may find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At June 30, 2021, we conducted business through our administrative headquarters located in Bristol, Pennsylvania and our eleven branch offices located in Bucks and Philadelphia Counties in Pennsylvania and Burlington and Camden Counties in New Jersey. On September 7, 2021, we opened a new branch office located in Doylestown, Bucks County, Pennsylvania.  At June 30, 2021, we owned eight of our branch office locations, leased building space at two of our branch office locations and leased the land at one of our branch office locations. We also lease our administrative headquarters located in Bristol, Pennsylvania and own two additional administrative offices; one located in Bucks County, Pennsylvania and one located in Camden County, New Jersey. However, we do not currently conduct business operations from these additional administrative offices. At June 30, 2021, the total net book value of our land, buildings, furniture, fixtures and equipment was $13.4 million.

ITEM 3. LEGAL PROCEEDINGS

We are involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the Nasdaq Capital Market under the ticker symbol “WMPN.”

Holders

The number of shareholders of record of the Company at September 15, 2021 was 583.

Dividends

The Company has historically paid an annual cash dividend to stockholders and, for the year ended June 30, 2020, declared an annual cash dividend of $0.13 per share. On July 21, 2021, the Company also declared a one-time special dividend of $0.30 per common share, payable August 18, 2021, to common shareholders of record at the close of business on August 2, 2021.  As previously disclosed, the Company intends to pay regular cash dividends on a quarterly basis, but has not determined the timing of its first regular quarterly dividend.  In determining the amount of any future dividends, the board of directors will take into account the Company’s financial condition and results of operations, tax considerations, capital requirements and alternative uses for capital, industry standards, and economic conditions.  The Company cannot guarantee that it will pay such dividends or that, if paid, it will not reduce or eliminate dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Share Repurchases

Under current federal regulations, subject to limited exceptions, the Company may not repurchase shares of our common stock during the first year following the completion of its second-step conversion offering, which was completed on March 24, 2021.  The Company did not repurchase any shares of its common stock during the quarter or fiscal year ended June 30, 2021.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the current coronavirus (COVID-19) pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) the inability to successfully deploy the proceeds raised in our recently completed second-step conversion offering; (xiii) adverse changes in the securities markets; (xiv) the inability of third party service providers to perform; and (xv) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of money market accounts, statement savings accounts, individual retirement accounts, certificates of deposit and Federal Home Loan Bank advances. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service fees, service charges, earnings on bank-owned life insurance, net gains on the sale of loans and investment securities, and net gains on the sale of other real estate owned. Noninterest expense currently consists primarily of salaries and employee benefits, occupancy and equipment, data processing, merger-related expenses and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, and actions of regulatory authorities.

Business Strategy

Since our acquisition of Audubon Savings Bank in July 2018, and continuing with our acquisitions of Fidelity and Washington in May 2020, we have focused on serving the financial needs of consumers and businesses in our primary markets of Southeastern Pennsylvania and Southern New Jersey. Through our wholly owned bank subsidiary, William Penn Bank, we deliver a comprehensive range of traditional depository and lending products, online banking services, and cash management tools for small businesses. Our business strategy is to continue to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategy of:

Continuing our transformation to a relationship-based banking business model.

Following our acquisition of Audubon Savings Bank in July 2018, our primary strategic objective has been to transform the Bank from a price-driven, transaction-based savings institution to a service-driven, relationship-based bank that emphasizes securing relationships rather than amassing accounts. We have taken an active approach toward accomplishing this transformation, a key component of which is to opportunistically hire talented individuals, or existing teams of individuals, with relationships in retail, commercial, and small business banking in furtherance of our efforts to increase our commercial lending activities. We believe the recent additions to our executive management team, including Alan Turner as Executive Vice President and Chief Lending Officer, Jeannine Cimino as Executive Vice President and Chief Retail Officer, and Amy Hannigan as Executive Vice President and Chief Operating Officer, provide the Company with new opportunities that will improve our financial performance and enhance the William Penn brand.

We believe that customer satisfaction is a key to sustainable growth and profitability. While continually striving to ensure that our products and services meet our customers’ needs, we also encourage our employees to focus on providing personal service and attentiveness to our customers in a proactive manner. We believe that many opportunities remain to deliver what our customers want in the form of exceptional service and convenience and we intend to continue to focus our operating strategy on taking advantage of these opportunities.  Most recently, we began offering private banking services that provide high net worth clients a primary point of contact that is dedicated to their personal and business financial needs.

Maintaining our emphasis on residential portfolio lending while also increasing our commercial lending activities.

Our primary lending focus historically has been the origination of one- to four-family mortgage loans. At June 30, 2021, $173.4 million, or 37.0%, of our loan portfolio was secured by one- to four-family residential real estate loans and we intend to continue to emphasize this type of lending in the future. We believe there are opportunities to increase our residential mortgage lending in our market area, and we intend to take advantage of these opportunities through the additional lending staff we have welcomed as a result of our recent acquisitions of Audubon Savings Bank, Fidelity and Washington, as well as by increasing our existing residential mortgage origination channels.

In addition to continuing our emphasis on one- to four-family mortgage loans, we also intend to increase our commercial lending activities, particularly with respect to commercial real estate, multi-family residential and commercial business loans, in the future. We believe the expansion of our multi-family residential and commercial real estate lending activities will further diversify our balance sheet, help to control our interest rate risk exposure and increase our presence in our market area. Most recently, we have added experienced commercial lending personnel and will continue to enhance our infrastructure in order to implement this component of our business strategy.

We believe that strong asset quality is a key to long-term financial success, and we have sought to maintain a high level of asset quality and mitigate credit risk by using conservative underwriting standards for all of our residential and commercial lending products, combined with diligent monitoring and collection efforts. We will continue to seek residential and commercial lending opportunities in our market area that will further our business strategy and that are also consistent with our conservative underwriting standards. As a result of the continued economic uncertainty due to the COVID-19 pandemic, and the significant business and operational disruptions that borrowers may face (including business closures, supply chain disruptions, and mass layoffs and furloughs) that have resulted from the pandemic, we continue to carefully scrutinize residential and commercial lending opportunities. If significant lending opportunities that meet our conservative underwriting standards do not arise as a result of the pandemic, we will not compromise our underwriting criteria and will strategically slow down our plans to increase our lending activities until economic conditions improve.

Recruiting and retaining top talent and personnel.

Our entire executive management leadership team, and a large majority of the next tier of management, either joined the Bank in connection with the acquisition of Audubon Savings Bank or have been recruited since our acquisition of Audubon Savings Bank in July 2018. We have also hired teams of relationship bankers from regional competitors and intend to continue to opportunistically hire talented individuals, or existing teams of individuals, with relationships in retail, commercial, and small business banking. As a result of the Bank’s strong capital levels and expansion strategy, we believe we have the ability to continue hiring and developing top performers for the foreseeable future.

Continuing to invest in our facilities and expand our branch network through de novo branching.

In addition to our investment in people, we have been enhancing and optimizing both our facilities and branch network in recent years. We have consolidated most of our non-branch operations into one location located in Bristol, Pennsylvania that opened in November 2019 and we have consolidated our loan origination and servicing administration operations into one location located in Philadelphia, Pennsylvania that we acquired in connection with our recent acquisition of Washington Savings Bank.  Effective June 30, 2021, we consolidated three existing Bank branches into one branch based on branch deposit levels and the close geographic proximity of the three consolidating branches.

We have also improved the infrastructure of our branch footprint and intend to continue our strategy to broaden our existing branch network by expanding into new markets and broadening our geographic footprint. In June 2020, we opened a new branch office in Collingswood, New Jersey, the first de novo branch applying our strategy of entering walkable towns and suburbs with vibrant commercial corridors and main streets. In addition, we opened a new branch office in Yardley, Pennsylvania in March 2021 and we opened a new branch office in Doylestown, Pennsylvania on September 7, 2021. We also plan to continue to open additional new branches in desirable locations in attractive growth markets. New branches will feature modern design elements and will include open, collaborative spaces with room for private meetings.

Executing a multi-faceted expansion plan that involves branch acquisitions and the possible acquisition of other financial institutions and/or financial services companies.

Our expansion strategies complement our overall strategic vision. We intend to expand our franchise and reinvest our excess capital by continuing to hire talented relationship managers, opening de novo branches, and making opportunistic whole bank or branch acquisitions, with an emphasis on expanding our presence in Bucks County, Pennsylvania and Southern New Jersey, as well as entering the Montgomery County, Pennsylvania, and Central New Jersey markets. We believe significant opportunities exist, and will continue to exist, for additional expansion through acquisitions both in our current market and in other adjacent markets within the greater Delaware Valley area. Our acquisition strategy includes traditional whole bank acquisitions and complementary acquisitions of select branch banking offices.

We have completed three whole bank acquisitions since 2018, which serve as the platform for our ability to successfully integrate financial institutions, and our executive management team has a history of running and integrating highly efficient banking institutions while focusing on building a culture of expense control. As a result of these three whole bank acquisitions and our focus on continued expense control, we have increased our core deposits (consisting of checking accounts, money market accounts and savings and club accounts) from $96.8 million at June 30, 2018 to $392.8 million, or 305.7%, at June 30, 2021.

We believe that maintaining strong relationships with our regulators is an important component of our long-term strategy. We maintain an active dialogue with our regulators and we view our relationships with our regulators a long-term partnership, and we will continue to follow this philosophy as we implement our plans for future growth.

Improving our technology platform.

We are committed to building a technology platform that enables us to deliver best-in-class products and services to our customers and is also scalable to accommodate our long-term growth plans. To accomplish this objective, we have made and are continuing to make substantial investments in our information technology infrastructure, including data backup, security, accessibility, integration, business continuity, website development, online and mobile banking technologies, cash management technology and internal/external ease of use. We continue to develop new strategies for streamlining internal and external practices using technology such as online account opening, an online education center, and remote appointments.

Employing a stockholder-focused management of capital.

Maintaining a strong capital base is critical to support our long-range business plan. We intend to manage our capital position through the growth of assets, as well as the utilization of appropriate capital management tools, consistent with applicable regulations and policies, and subject to market conditions. Under current federal regulations, subject to limited exceptions, we may not repurchase shares of our common stock during the first year following the completion of our second-step conversion offering, which occurred on March 24, 2021.

The Company has historically paid an annual cash dividend to stockholders and, for the year ended June 30, 2020, declared an annual cash dividend of $0.13 per share. On July 21, 2021, the Company also declared a one-time special dividend of $0.30 per common share, payable August 18, 2021, to common shareholders of record at the close of business on August 2, 2021.  As previously disclosed, the Company intends to pay regular cash dividends on a quarterly basis, but has not determined the timing of its first regular quarterly dividend.  In determining the amount of any future dividends, the board of directors will take into account the Company’s financial condition and results of operations, tax considerations, capital requirements and alternative uses for capital, industry standards, and economic conditions.  The Company cannot guarantee that it will pay such dividends or that, if paid, it will not reduce or eliminate dividends in the future.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for loan losses of $361 thousand to $723 thousand for the year ended June 30, 2021. We also have approximately $5.4 million as of June 30, 2021 in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing loans which may be material. For example, a 10% decrease in the collateral value supporting the non-performing loans could result in additional credit losses of $538 thousand. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties and uncertainties and the COVID-19 pandemic, the ultimate amount of loss could vary from that estimate.

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

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at June 30, 2021 and June 30, 2020. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2021, the Company included considerations of the current economic environment caused by COVID-19 in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired.  No goodwill impairment exists during the year ended June 30, 2021.

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

Accrued taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets on our consolidated statements of financial condition. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. We regularly evaluate our uncertain tax positions and estimate the appropriate level of reserves related to each of these positions.

As of June 30, 2021 and 2020, we had net deferred tax assets totaling $3.6 million and $4.8 million, respectively. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Balance Sheet Analysis

Comparison of Financial Condition at June 30, 2021 and 2020

Total assets increased $85.9 million, or 11.7%, to $822.4 million at June 30, 2021, from $736.5 million at June 30, 2020.  The increase in total assets can primarily be attributed to an $85.8 million increase in total cash and cash equivalents, a $33.3 million increase in investment securities, and a $20.5 million increase in bank-owned life insurance, partially offset by a $47.3 million decrease in gross loans.

Cash and cash equivalents increased $85.8 million, or 103.5%, to $168.7 million at June 30, 2021, from $82.9 million at June 30, 2020.  The increase in cash and cash equivalents was primarily driven by $126.4 million of gross offering proceeds received in connection with the second–step conversion offering and a $47.3 million decrease in gross loans.  These increases to cash and cash equivalents were partially offset by a $33.3 million increase in investment securities, a $23.9 million decrease in advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, a $20.5 million increase in bank-owned life insurance, and a $6.7 million decrease in deposits.  The decrease in advances from the FHLB of Pittsburgh was due to the strategic prepayment of $23.2 million of higher-cost advances during the quarter ended September 30, 2020.

Investments

Our investment portfolio consists primarily of corporate bonds with maturities of five to ten years, municipal securities with maturities of five to more than ten years and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae with stated final maturities of 30 years or less. Investments increased $33.3 million, or 37.0%, to $123.3 million at June 30, 2021, from $90.0 million at June 30, 2020. During the year ended June 30, 2021, the Company purchased $96.3 million of available-for-sale securities with the excess cash available from the acquisitions of Fidelity and Washington in May 2020 and the second-step conversion offering proceeds received in March 2021.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

The following table sets forth the amortized cost and fair value of investment securities at June 30, 2021, 2020, and 2019. At June 30, 2020, we reclassified all of the securities in our securities portfolio as available-for-sale securities.

	At June 30,
	2021		2020		2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:
Mortgage-backed securities	$55,385	$55,064	$51,570	$51,738	$3,609	$3,678
U.S. agency collateralized mortgage obligations	15,641	15,433	3,215	3,215	5,634	5,767
U.S. government agency securities	6,952	6,896	6,226	6,155	10,865	10,912
U.S. treasury securities	—	—	1,000	1,000	—	—
Private label collateralized mortgage obligations	—	—	—	—	264	303
Municipal bonds	20,239	19,861	10,485	10,508	—	—
Corporate bonds	25,200	26,081	17,399	17,382	—	—
Total securities available-for-sale	123,417	123,335	89,895	89,998	20,372	20,660
Securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	1,500	1,522
U.S. agency collateralized mortgage obligations	—	—	—	—	206	214
Municipal bonds	—	—	—	—	100	100
Corporate bonds	—	—	—	—	100	101
Total securities held-to-maturity	—	—	—	—	1,906	1,937
Total investment securities	$123,417	$123,335	$89,895	$89,998	$22,278	$22,597

The following tables set forth the stated maturities and weighted average yields of investment securities at June 30, 2021. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. The table presents contractual maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

			More than		More than
	One		One Year to		Five Years to		More than
	Year or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
June 30, 2021	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$55,064	1.46%	$55,064	1.46%
U.S. agency collateralized mortgage obligations	—	—	—	—	—	—	15,433	1.29	15,433	1.29
U.S. government agency securities	—	—	77	1.45	1,443	0.13	5,376	1.25	6,896	1.02
Municipal bonds	—	—	—	—	1,072	1.54	18,789	1.92	19,861	1.90
Corporate bonds	—	—	—	—	26,081	4.32	—	—	26,081	4.32
Total investment securities	$—	—%	$77	1.45%	$28,596	4.02%	$94,662	1.51%	$123,335	2.08%

Loans

Our loan portfolio consists primarily of one-to four-family residential mortgage loans and one-to four-family commercial real estate investor loans. Our loan portfolio also consists of non-residential and multi-family residential real estate, commercial, construction and consumer loans. Gross loans decreased $47.3 million, or 9.2%, to $464.8 million at June 30, 2021, from $512.1 million at June 30, 2020.  The COVID-19 pandemic and low interest rate environment have intensified an already highly competitive market for lending and we have experienced increased levels of one-to four-family residential mortgage loan prepayments.  We maintain conservative lending practices and are focused on lending to borrowers with high credit quality located within our market footprint.

At June 30, 2021, the Bank had $1.5 million of outstanding Paycheck Protection Program (PPP) loans with 44 new and existing customers. The Bank also granted eligible loan modifications in the form of payment deferral of principal and interest for $49.8 million of existing loans under the 2020 Coronavirus Aid, Relief, and Economic Security (CARES) Act. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a substantial portion of the loans on deferral and, as of June 30, 2021, only $366 thousand of loans remained on deferral under the CARES Act.

The following table shows the loan portfolio at the dates indicated:

	At June 30,
	2021		2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans:
One- to four-family	$173,399	37.05%	$230,955	44.64%	$120,457	36.10%
Home equity and HELOCs	37,222	7.95	46,519	8.99	31,176	9.34
Residential construction	12,945	2.77	15,799	3.05	9,739	2.92
Total residential real estate loans	223,566	47.77	293,273	56.68	161,372	48.36
Commercial real estate loans:
One- to four-family investor	120,727	25.79	115,495	22.32	100,448	30.10
Multi-family	12,315	2.63	14,964	2.89	11,028	3.30
Commercial non-residential	96,712	20.66	76,707	14.83	53,557	16.05
Commercial construction and land	6,377	1.36	6,690	1.29	4,438	1.33
Total commercial real estate loans	236,131	50.44	213,856	41.33	169,471	50.78
Commercial loans	5,145	1.10	6,438	1.24	2,099	0.63
Consumer loans	3,230	0.69	3,900	0.75	741	0.23
Total loans	468,072	100.00%	517,467	100.00%	333,683	100.00%
Loans in process	(2,443)		(4,895)		(3,669)
Unearned loan origination fees	(820)		(448)		(788)
Allowance for loan losses	(3,613)		(3,519)		(3,209)
Loans, net	$461,196		$508,605		$326,017

	At June 30,
	2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate loans:
One- to four-family	$90,953	37.38%	$85,275	34.80%
Home equity and HELOCS	20,734	8.52	22,430	9.15
Residential construction	11,831	4.86	8,836	3.61
Total residential real estate loans	123,518	50.76	116,541	47.56
Commercial real estate loans:
One- to four-family investor	79,803	32.80	81,452	33.23
Multi-family	12,061	4.96	12,076	4.93
Commercial non-residential	23,759	9.76	24,820	10.13
Commercial construction and land	3,131	1.29	9,120	3.72
Total commercial real estate loans	118,754	48.81	127,468	52.01
Commercial loans	196	0.08	129	0.05
Consumer loans	859	0.35	947	0.38
Total loans	243,327	100.00%	245,085	100.00%
Loans in process	(5,716)		(5,879)
Unearned loan origination fees	(1,074)		(1,038)
Allowance for loan losses	(3,138)		(3,303)
Loans, net	$233,399		$234,865

The following table sets forth certain information at June 30, 2021 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table below does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		Home
	One- to	Equity		One- to		Commercial	Commercial
June 30, 2021	Four-Family	and	Residential	Four-Family	Multi-	Non-	Construction			Total
(Dollars in thousands)	Residential	HELOCs	Construction	Investor	Family	Residential	and Land	Commercial	Consumer	Loans
Amounts due in:
One year or less	$97	$392	$9,160	$4,312	$990	$1,988	$3,196	$1,730	$671	$22,536
More than 1 – 5 years	5,307	5,008	3,785	10,662	499	22,737	3,159	1,988	886	54,031
More than 5 – 10 years	21,415	9,107	—	20,345	2,206	10,360	22	1,195	69	64,719
More than 10 years	146,580	22,715	—	85,408	8,620	61,627	—	232	1,604	326,786
Total	$173,399	$37,222	$12,945	$120,727	$12,315	$96,712	$6,377	$5,145	$3,230	$468,072

The following table sets forth all loans at June 30, 2021 that are due after June 30, 2022 and have either fixed interest rates or floating or adjustable interest rates:

	Due After June 30, 2022
At June 30, 2021		Floating or
(Dollars in thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate loans:
One- to four-family	$134,661	$38,641	$173,302
Home equity and HELOCs	15,633	21,197	36,830
Residential construction	3,111	674	3,785
Commercial real estate loans:
One- to four-family investor	46,510	69,905	116,415
Multi-family	3,039	8,286	11,325
Commercial non-residential	39,907	54,817	94,724
Commercial construction and land	22	3,159	3,181
Commercial loans	2,792	623	3,415
Consumer loans	1,011	1,548	2,559
Total	$246,686	$198,850	$445,536

Premises and equipment, net

During the year ended June 30, 2021, we sold six commercial real estate properties from premises and equipment with a total carrying value of $3.2 million and recorded a $495 thousand net gain on sale.  Two of the six properties sold were former Bank branches that were consolidated into a third existing branch based on branch deposit levels and the close geographic proximity of the three consolidating branches.  The remaining four non-branch properties sold were acquired as part of the acquisitions of Fidelity and Washington effective May 1, 2020.

Bank-owned life insurance

Bank-owned life insurance increased $20.5 million, or 138.7%, to $35.2 million at June 30, 2021, from $14.7 million at June 30, 2020.  Management purchased $20.0 million of bank-owned life insurance during the quarter ended June 30, 2021.  Management believes that bank-owned life insurance is a low-risk investment alternative with an attractive yield.

Deposits

Deposits are a major source of our funds for lending and other investment purposes, and our deposits are provided primarily by individuals within our market area. Deposits decreased $6.7 million, or 1.2%, to $553.1 million at June 30, 2021, from $559.8 million at June 30, 2020.  The decrease in deposits was primarily due to a $34.2 million decrease in time deposits, partially offset by a $27.5 million increase in core deposits.  The decrease in time deposits was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based deposit accounts.

The following table sets forth the deposits as a percentage of total deposits for the dates indicated:

	At June 30,
	2021		2020		2019
		Percent of		Percent of		Percent of
		Total		Total		Total
(Dollars in thousands)	Amount	Deposits	Amount	Deposits	Amount	Deposits
Checking accounts	$155,300	28.08%	$142,223	25.40%	$67,547	24.02%
Money market accounts	136,719	24.72	129,048	23.05	67,648	24.06
Savings and club accounts	100,781	18.22	94,097	16.81	33,172	11.79
Certificates of deposit	160,303	28.98	194,480	34.74	112,839	40.13
Total	$553,103	100.00%	$559,848	100.00%	$281,206	100.00%

The following tables set forth the time remaining until maturity for certificates of deposit of $100,000 or more at June 30, 2021.

June 30, 2021	Certificates
(Dollars in thousands)	of Deposit
Maturity Period:
Three months or less	$13,569
Over three through six months	10,100
Over six through twelve months	10,843
Over twelve months	29,636
Total	$64,148

The following table sets forth the deposit activity for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2021	2020	2019
Beginning balance	$559,848	$281,206	$180,657
Deposits acquired from Audubon Savings Bank	—	—	107,180
Deposits acquired from Washington Savings Bank	—	135,546	—
Deposits acquired from Fidelity Savings and Loan Association of Bucks County	—	66,409	—
(Decrease) increase before interest credited	(9,914)	72,924	(8,937)
Interest credited	3,169	3,763	2,306
Net (decrease) increase in deposits	(6,745)	278,642	100,549
Ending balance	$553,103	$559,848	$281,206

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated:

	June 30,
(Dollars in thousands)	2021	2020	2019
Less than 0.50%	$43,027	$6,535	$—
0.50% to 0.99%	38,502	13,598	9,453
1.00% to 1.49%	16,259	33,320	26,761
1.50% to 1.99%	22,764	55,299	19,673
2.00% to 2.99%	33,379	77,850	54,777
3.00% and greater	6,372	7,878	2,175
Ending balance	$160,303	$194,480	$112,839

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at June 30, 2021.

	Period to Maturity
		More than	More than	More than			Percent
		One Year to	Two Years to	Three Years to	More than		of Total
June 30, 2021	One Year	Two	Three	Four	Four		Certificate
(Dollars in thousands)	or Less	Years	Years	Years	Years	Total	Accounts
Less than 0.50%	$35,307	$7,131	$589	$—	$—	$43,027	26.84%
0.50% to 0.99%	20,584	11,895	1,557	1,015	3,451	38,502	24.02
1.00% to 1.49%	6,190	3,325	1,485	726	4,533	16,259	10.14
1.50% to 1.99%	11,506	4,086	2,216	4,437	519	22,764	14.20
2.00% to 2.99%	13,493	9,503	5,286	4,238	859	33,379	20.82
3.00% and greater	867	1,079	4,426	—	—	6,372	3.98
Total	$87,947	$37,019	$15,559	$10,416	$9,362	$160,303	100.00%

The following table sets forth the average balances and weighted average rates of our deposit products for the periods indicated:

	Year Ended June 30,
	2021			2020			2019
	Average	Weighted	Average	Average	Weighted	Average	Average	Weighted	Average
	Balance	Percent	Cost	Balance	Percent	Cost	Balance	Percent	Cost
Non-interest bearing checking accounts	$58,248	9.89%	—%	$20,311	5.93%	—%	$11,901	4.29%	—%
Interest-bearing checking accounts	100,032	16.98	0.11	63,389	18.52	0.13	56,605	20.38	0.09
Money market deposit accounts	146,085	24.79	0.58	88,965	25.99	1.28	64,363	23.18	0.81
Savings and club accounts	98,100	16.65	0.13	42,044	12.28	0.16	39,354	14.17	0.12
Certificates of deposit	186,740	31.69	1.11	127,553	37.28	1.82	105,464	37.98	1.59
Total	$589,205	100.00%	0.54%	$342,262	100.00%	1.05%	$277,687	100.00%	0.83%

Borrowings

Borrowings decreased $23.9 million, or 36.8%, to $41.0 million at June 30, 2021, from $64.9 million at June 30, 2020.  The decrease in borrowings was primarily due to the previously discussed prepayment of $23.2 million of higher-cost advances from the FHLB of Pittsburgh during the quarter ended September 30, 2020.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated. We did not have any outstanding borrowings other than Federal Home Loan Bank advances for any of the periods presented.

	At or For the Year Ended
	June 30,
(Dollars in thousands)	2021	2020	2019
Maximum amount outstanding at any month-end during period:
Federal Home Loan Bank advances	$64,854	$65,922	$51,500
Atlantic Community Bankers Bank overnight borrowings	—	—	—
Average outstanding balance during period:
Federal Home Loan Bank advances	$44,550	$58,401	$48,772
Atlantic Community Bankers Bank overnight borrowings	7	—	—
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.59%	2.42%	2.65%
Atlantic Community Bankers Bank overnight borrowings	0.50	—	—
Balance outstanding at end of period:
Federal Home Loan Bank advances	$41,000	$64,892	$50,000
Atlantic Community Bankers Bank overnight borrowings	—	—	—
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	2.55%	2.53%	2.58%
Atlantic Community Bankers Bank overnight borrowings	—	—	—

Stockholders’ Equity

Stockholders’ equity increased $120.5 million, or 125.1%, to $216.9 million at June 30, 2021, from $96.4 million at June 30, 2020.  The increase in stockholders’ equity was primarily due to $123.4 million of net proceeds received in connection with the second-step conversion subscription offering and net income of $3.8 million for the year ended June 30, 2021, partially offset by the purchase of 881,130 shares, or $10.1 million, of the Company’s common stock in the open market for the William Penn Bank Employee Stock Ownership Plan and $1.9 million of dividends paid to common shareholders in August 2020.

Results of Operations for the Years Ended June 30, 2021, 2020, and 2019

Summary

The following table sets forth the income summary for the periods indicated:

	Year Ended June 30,
			Change Fiscal 2021/2020
(Dollars in thousands)	2021	2020	$	%
Net interest income	$21,540	$14,799	$6,741	45.55%
Provision for loan losses	133	626	(493)	(78.75)
Non-interest income	2,311	2,160	151	6.99
Non-interest expenses	18,992	15,392	3,600	23.39
Income tax expense (benefit)	947	(387)	1,334	(344.70)
Net income	$3,779	$1,328	$2,451	184.56%
Return on average assets	0.49%	0.27%
Return on average assets (excluding merger charges and gain on bargain purchase)(1)	0.49	0.79
Return on average equity	2.93	1.64
Return on average equity (excluding merger charges and gain on bargain purchase)(1)	2.93	4.78

	Year Ended June 30,
			Change Fiscal 2020/2019
(Dollars in thousands)	2020	2019	$	%
Net interest income	$14,799	$14,230	$569	4.00%
Provision for loan losses	626	88	538	611.36
Non-interest income	2,160	1,127	1,033	91.66
Non-interest expenses	15,392	10,453	4,939	47.25
Income tax (benefit) expense	(387)	1,060	(1,447)	(136.51)
Net income	$1,328	$3,756	$(2,428)	(64.64)%
Return on average assets	0.27%	0.92%
Return on average assets (excluding merger charges and gain on bargain purchase)(1)	0.79	1.11
Return on average equity	1.64	5.01
Return on average equity (excluding merger charges and gain on bargain purchase)(1)	4.78	6.08

(1)	Return on average assets (excluding merger charges and gain on bargain purchase) and return on average equity (excluding merger charges and gain on bargain purchase) are non-GAAP financial measures. For a reconciliation of these non-GAAP measures, see “Non-GAAP Financial Information.”

General

We recorded net income of $3.8 million, or $0.26 per diluted share, for the year ended June 30, 2021 compared to net income of $1.3 million, or $0.10 per diluted share, for the year ended June 30, 2020 and compared to $3.8 million, or $0.94 per diluted share, for the year ended June 30, 2019.  Net income for the year ended June 30, 2021 included a $495 thousand, or $0.03 per diluted share, gain on the disposition of premises and equipment primarily due to the sale of several commercial real estate properties that were acquired in connection with the acquisitions of Fidelity and Washington, which were completed on May 1, 2020.  Net income for the year ended June 30, 2020 included $2.5 million, $0.19 per diluted share, of merger related expenses net of the gain on bargain purchase associated with the acquisitions of Fidelity and Washington.

Net Interest Income

For the year ended June 30, 2021, net interest income was $21.5 million, an increase of $6.7 million, or 45.6%, from the year ended June 30, 2020. The increase in net interest income was primarily due to an increase in interest-earning assets as a result of the acquisitions of Fidelity and Washington effective May 1, 2020 and a $712 thousand decrease in interest expense primarily due to the re-pricing of deposits in the current low interest rate environment and the planned run-off associated with higher-cost, non-relationship-based deposit accounts.  The net interest margin measured 3.04% for the year ended June 30, 2021 compared to 3.30% for the same period in 2020.  The decrease in the net interest margin is consistent with the recent decrease in interest rates and current margin compression that is primarily due to the ongoing COVID-19 pandemic and its continued impact on the economy and interest rate environment.

For the year ended June 30, 2020, we reported net interest income of $14.8 million, an increase of $569 thousand, or 4.0%, from the year ended June 30, 2019. The increase in net interest income was primarily due to an increase in interest-earning assets as a result of the acquisitions of Fidelity and Washington on May 1, 2020. Our net interest margin was 3.30% for the year ended June 30, 2020, as compared to 3.76% for 2019. The decrease in the net interest margin is consistent with the recent decrease in interest rates and current margin compression primarily due to the COVID-19 pandemic and its impact on the economy and interest rate environment.

Provision for Loan Losses

As a result of economic uncertainty due to the COVID-19 pandemic, we recorded a $626 thousand provision for loan losses during the year ended June 30, 2020 compared to an $88 thousand provision for loan losses during the year ended June 30, 2019.  During the year ended June 30, 2021, we continued to build our reserves and recorded a $133 thousand provision for loan losses. Our allowance for loan losses totaled $3.6 million, or 1.18% of total loans, excluding acquired loans(1), compared to $3.5 million, or 1.25% of total loans, excluding acquired loans(1), as of June 30, 2020, and compared to $3.2 million, or 1.24% of total loans, excluding acquired loans(1), as of June 30, 2019, respectively. The COVID-19 pandemic has resulted in highly uncertain economic conditions, including higher levels of unemployment. The increase in reserves due to the COVID-19 pandemic was limited by enhancements we made to our credit management function by adding new experienced team members and implementing more robust internal credit measurement and monitoring processes. Based on a review of the loans that were in the loan portfolio at June 30, 2021, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date.

Management uses available information to establish the appropriate level of the allowance for loan losses. Future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2021	2020	2019
Service fees	$785	$569	$483
Gain on sale of loans	1	—	12
Net gain on sale of securities	36	238	140
Earnings on bank-owned life insurance	473	347	327
Gain on bargain purchase	—	746	—
Net gain on disposition of premises and equipment	495	—	—
Net gain (loss) on sale of other real estate owned	206	—	(30)
Other	315	260	195
Total	$2,311	$2,160	$1,127

For the year ended June 30, 2021, non-interest income totaled $2.3 million, an increase of $151 thousand, or 7.0%, from the year ended June 30, 2020.  The increase was primarily due to a $495 thousand net gain on the disposition of premises and equipment related to the

(1) Allowance for loan losses to total loans (excluding acquired loans) is a non-GAAP measure that represents our allowance for loan losses divided by adjusted total loans (excluding acquired loans). For a reconciliation of this non-GAAP measure, see “Non-GAAP Financial Information.”

sale of commercial real estate properties and a $206 thousand gain recorded in connection with the sale of other real estate owned.  In addition, service fee income increased $216 thousand as a result of higher deposit transaction volume due primarily to the acquisitions of Fidelity and Washington effective May 1, 2020, as well as a $126 thousand increase in earnings on bank-owned life insurance.  These increases to non-interest income were partially offset by a $746 thousand gain on bargain purchase recorded during the quarter ended June 30, 2020 in connection with the Bank’s acquisitions of Fidelity and Washington and a $202 thousand decrease in the net gain on sale of investment securities.

For the year ended June 30, 2020, non-interest income totaled $2.2 million, an increase of $1.0 million, or 91.7%, from the year ended June 30, 2019. The increase was primarily due to a $746 thousand gain on bargain purchase recorded in connection with the acquisitions of Fidelity and Washington. The gain on bargain purchase was primarily due to lower estimated discounted future cash flows used to calculate the estimated fair value of equity of the acquired institutions due to the uncertainty of the COVID-19 pandemic, as well as a decline in public peer bank stocks pricing used to estimate change of control premium fair values when estimating the fair value of equity of the acquired institutions due to the COVID-19 pandemic. There was also an increase of $98 thousand in the gain on sale of investment securities, as well as increases in service fees resulting from operating with a larger depositor base.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2021	2020	2019
Salaries and employee benefits	$10,282	$6,855	$6,438
Occupancy and equipment	2,912	1,784	1,096
Data processing	1,795	1,155	692
Professional fees	1,064	451	277
Amortization of intangible assets	255	242	260
Loss on lease abandonment	162	—	—
Prepayment penalties	161	—	—
Merger-related expenses	—	3,294	796
Other	2,361	1,611	894
Total	$18,992	$15,392	$10,453

For the year ended June 30, 2021, non-interest expense totaled $19.0 million, an increase of $3.6 million, or 23.4%, from the year ended June 30, 2020.  The increase in non-interest expense was primarily due to a $3.4 million increase in salaries and employee benefits due to the addition of new employees from the acquisitions of Fidelity and Washington and a $1.1 million increase in occupancy and equipment expense due to additional operating costs from new branch offices and increased depreciation expense associated with premises and equipment from the acquisitions of Fidelity and Washington.  The $640 thousand increase in data processing expense and the $750 thousand increase in other non-interest expense can be attributed to operating a larger organization that has resulted from the two acquisitions by the Bank completed on May 1, 2020.  The $613 thousand increase in professional fees can be attributed to an increase in legal costs and the $161 thousand of prepayment penalties is related to the prepayment of $23.2 million of higher-cost advances from the FHLB of Pittsburgh.  These increases to non-interest expense were partially offset by $3.3 million of merger related expenses associated with the Fidelity and Washington acquisitions recorded during the year ended June 30, 2020.

For the year ended June 30, 2020, non-interest expense totaled $15.4 million, an increase of $4.9 million, or 47.3%, from the year ended June 30, 2019. The increase in non-interest expense was primarily due to $3.3 million of merger-related expenses associated with the acquisitions of Fidelity and Washington, as well as a $688 thousand increase in occupancy and equipment expense due to additional operating costs from new branch offices and increased depreciation expense association with premises and equipment from the acquisitions of Fidelity and Washington. The increase in data processing expense was also primarily related to a larger branch network, as well as additional enhancements to products and services offered by our larger combined company. The increase in salaries and benefits and other non-interest expense resulted from operating a larger organization that has resulted from three acquisitions by the Bank in the past two years. In addition, in 2019 there was a reduction of a contingent liability for loans previously sold based on historical evidence and maturing of that portfolio.

Income Taxes

For the year ended June 30, 2021, we recorded a provision for income taxes of $947 thousand, reflecting an effective tax rate of 20.0%, compared to an income tax benefit of $387 thousand, reflecting an effective benefit of 41.1%, for the same period in 2020.  The increase in the provision for income taxes for the year ended June 30, 2021 compared to the same period a year ago is primarily due to higher income before income taxes and the $408 thousand effect of the previously discussed change in tax law related to the treatment of bank-owned life insurance that reduced income tax expense during the year ended June 30, 2020.  The effective tax rate for the year ended June 30, 2021 compared to the same period a year ago was also impacted by the previously discussed change in tax law related to the treatment of bank-owned life insurance that reduced income tax expense during the year ended June 30, 2020.

For the year ended June 30, 2020, we recognized an income tax benefit of $387 thousand, reflecting an effective tax benefit of 41.1%, compared to a provision for income taxes of $1.1 million, reflecting an effective tax rate of 22.0%, for the year ended June 30, 2019. The decrease in the effective tax rate in the year ended June 30, 2020 compared to the same period a year ago was primarily due to the $408 thousand effect of a change in tax law related to the treatment of bank-owned life insurance acquired as part of our acquisition of Audubon Savings Bank.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. Loan fees, including prepayment fees, are included in interest income on loans and are not material. Non-accrual loans are included in the average balances only. Any adjustments necessary to present yields on a tax equivalent basis are insignificant.

	Year Ended June 30,
	2021			2020			2019
	Average	Interest and	Yield/	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$492,070	$23,390	4.75%	$366,372	$17,914	4.89%	$330,102	$16,595	5.03%
Investment securities(2)	110,143	2,093	1.90	56,755	1,453	2.56	17,181	415	2.42
Other interest-earning assets	106,499	363	0.34	25,373	450	1.77	30,899	811	2.62
Total interest-earning assets	708,712	25,846	3.65	448,500	19,817	4.42	378,182	17,821	4.71
Non-interest-earning assets	64,134			42,481			30,960
Total assets	$772,846			$490,981			$409,142
Interest-bearing liabilities:
Interest-bearing accounts	$100,032	110	0.11%	$63,389	82	0.13%	$56,605	53	0.09%
Money market deposit accounts	146,085	841	0.58	88,965	1,136	1.28	64,363	524	0.81
Savings and club accounts	98,100	124	0.13	42,044	67	0.16	39,354	48	0.12
Certificates of deposit	186,740	2,078	1.11	127,553	2,319	1.82	105,464	1,672	1.59
Total interest-bearing deposits	530,957	3,153	0.59	321,951	3,604	1.12	265,786	2,297	0.86
FHLB advances	44,550	1,153	2.59	58,401	1,414	2.42	48,772	1,294	2.65
Total interest-bearing liabilities	575,507	4,306	0.75	380,352	5,018	1.32	314,558	3,591	1.14
Non-interest-bearing liabilities:
Non-interest-bearing deposits	58,248			20,311			11,901
Other non-interest-bearing liabilities	10,179			9,196			7,771
Total liabilities	643,934			409,859			334,230
Total equity	128,912			81,122			74,912
Total liabilities and equity	$772,846			$490,981			$409,142
Net interest income		$21,540			$14,799			$14,230
Interest rate spread(3)		2.90%			3.09%			3.57%
Net interest-earning assets(4)	$133,205			$68,148			$63,624
Net interest margin(5)		3.04%			3.30%			3.76%
Ratio of interest-earning assets to interest-bearing liabilities	123.15%			117.92%			120.23%
(1)	Includes nonaccrual loan balances and interest recognized on such loans.
(2)	Includes securities available for sale and securities held to maturity.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended 6/30/2021			Year Ended 06/30/2020
	Compared to			Compared to
	Year Ended 06/30/2020			Year Ended 06/30/2019
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$5,988	$(512)	$5,476	$1,783	$(464)	$1,319
Investment securities	1,090	(450)	640	1,094	48	1,142
Other interest-earning assets	511	(598)	(87)	(186)	(279)	(465)
Total interest-earning assets	7,589	(1,560)	6,029	2,691	(695)	1,996
Interest expense:
Interest-bearing accounts	42	(14)	28	5	24	29
Money market deposit accounts	513	(808)	(295)	(32)	644	612
Savings and club accounts	73	(16)	57	3	15	18
Certificates of deposit	849	(1,090)	(241)	524	124	648
Total interest-bearing deposits	1,477	(1,928)	(451)	500	807	1,307
FHLB advances	(353)	92	(261)	240	(120)	120
Total interest-bearing liabilities	1,124	(1,836)	(712)	740	687	1,427
Net change in net interest income	$6,465	$276	$6,741	$1,951	$(1,382)	$569

Risk Management

General

Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value. Other risks that we face are operational risk, liquidity risk and reputation risk. Operational risk includes risks related to fraud, regulatory compliance, processing errors, technology, and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Management of Credit Risk

The objective of our credit risk management strategy is to quantify and manage credit risk and to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, diversification within the loan portfolio and significant levels of monitoring. Our lending practices include conservative exposure limits and underwriting, extensive documentation and collection standards. Our credit risk management strategy also emphasizes diversification on both an industry and customer level as well as regular credit examinations and management reviews of large credit exposures and credits experiencing deterioration of credit quality.

Classified Assets

Federal Deposit Insurance Corporation regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s escalated level of attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. Loans classified as impaired for financial reporting purposes are generally those loans classified as substandard or doubtful for regulatory reporting purposes.

An insured institution is required to establish allowances for loan losses in an amount deemed prudent by management for loans classified as substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to charge off such amounts. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities.

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	At June 30,
(Dollars in thousands)	2021	2020	2019	2018	2017
Non-accrual loans:
Residential real estate loans:
One- to four-family	$3,774	$2,061	$1,270	$596	$1,991
Home equity and HELOCs	345	384	385	41	47
Residential construction	—	—	—	—	—
Total residential real estate loans	4,119	2,445	1,655	637	2,038

Commercial real estate loans:
One- to four-family investor	352	292	—	504	624
Multi-family	176	185	189	—	—
Commercial non-residential	536	135	—	—	—
Commercial construction and land	—	—	—	—	—
Total commercial real estate loans	1,064	612	189	504	624
Commercial loans	—	—	—	—	—
Consumer loans	118	115	—	—	—
Total non-accrual loans	5,301	3,172	1,844	1,141	2,662

Accruing loans past due 90 days or more:
Residential real estate loans:
One- to four-family	—	—	7	—	—
Home equity and HELOCs	—	90	140	—	—
Residential construction	—	—	—	—	—
Total residential real estate loans	—	90	147	—	—
Commercial real estate loans:
Multi-family	—	—	—	—	—
Commercial non-residential	—	—	—	—	—
Commercial construction and land.	—	—	—	3,001	3,001
Total commercial real estate loans	—	—	—	3,001	3,001
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total accruing loans past due 90 days or more	—	90	147	3,001	3,001
Total non-performing loans	5,301	3,262	1,991	4,142	5,663
Real estate owned	75	100	—	135	69
Total non-performing assets	$5,376	$3,362	$1,991	$4,277	$5,732
Total non-performing loans to total loans	1.14%	0.64%	0.60%	1.75%	2.38%
Total non-performing assets to total assets	0.65	0.46	0.48	1.42	1.81

During the year ended June 30, 2021, nonperforming assets increased 59.9% to $5.4 million from $3.4 million as of June 30, 2020. The increase in nonperforming assets was primarily the result of a one- to four-family residential real estate loan with an outstanding balance of $918 thousand and a commercial non-residential loan with an outstanding balance of $491 thousand becoming 90 days or more delinquent and placed on non-accrual status during the year ended June 30, 2021. Although these two loans made payments (which were treated as a reduction of principal) after being placed on non-accrual status and were fewer than 90 days past due as of June 30, 2021, we determined to keep such loans on non-accrual status as of June 30, 2021. During the year ended June 30, 2020, nonperforming assets increased 68.9% to $3.4 million from $2.0 million as of June 30, 2019. The increase in nonperforming assets was driven by an increase in nonaccrual loans primarily due to five one- to four-family residential real estate loans totaling $726 thousand becoming 90 days or more delinquent and being on non-accrual status as of June 30, 2020.

Total nonperforming loans consisted of 38 loans to 37 unrelated borrowers as of June 30, 2021, as compared to 32 loans to 32 unrelated borrowers at June 30, 2020. The increase in nonperforming loans as of June 30, 2021 compared to June 30, 2020 was primarily the result of a number of residential real estate loans moving to nonaccrual during the period. The increase in nonperforming loans as of June 30, 2020 compared to June 30, 2019 was primarily the result of loans acquired in connection with our acquisitions of Fidelity and Washington, as well as the increase in five one- to four-family residential real estate loans becoming 90 days or more delinquent. Interest income on non-performing loans would have increased by approximately $248 thousand and $91 thousand during the years ended June 30, 2021 and 2020, respectively, if these loans had performed in accordance with their terms during the respective periods. There were no loans greater than 90 days delinquent that remained on accrual status as of June 30, 2021. For the years ended June 30, 2021 and 2020, gross interest income of zero and $4 thousand, respectively, was recorded on loans greater than 90 days delinquent that remained on accrual status at the end of the period.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties. We had no new troubled debt restructurings (“TDRs”) during the year ended June 30, 2021 and 2020. TDRs are initially considered to be nonperforming and are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

During the quarter ended June 30, 2020, we began providing customer relief programs, such as payment deferrals or interest only payments on loans. In accordance with guidance from the federal banking agencies, we do not consider a modification to be a TDR if it occurred as a result of the loan forbearance program under the CARES Act. The CARES Act indicates that a loan term modification does not automatically result in TDR status if the modification is short-term in nature (e.g., six months) and made on a good-faith basis in response to COVID-19 to borrowers who were classified as current as of December 31, 2019. During the quarter ended June 30, 2020, we modified loans with an aggregate principal balance of approximately $49.8 million to provide our customers this monetary relief. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a substantial portion of the loans on deferral and the Bank received payments of principal and interest and, as of June 30, 2021, only $366 thousand of loans remained on deferral under the CARES Act.

Impaired loans at June 30, 2021 and 2020 included $935 thousand and $1.4 million of performing loans whose terms have been modified in troubled debt restructurings, respectively. The amount of TDR loans included in impaired loans decreased as a result principal payments and pay-offs. These restructured loans are being monitored by management and are performing in accordance with their restructured terms.

At June 30, 2021, none of our 38 substandard loans with an aggregate balance of $5.3 million were considered TDRs and were included in nonperforming assets. At June 30, 2020, none of our 32 substandard loans with an aggregate balance of $3.4 million were considered TDRs and were included in nonperforming assets.

The following table provides information about delinquencies in our loan portfolio at the dates indicated:

	At June 30,
	2021			2020			2019
	Days Past Due			Days Past Due			Days Past Due
(Dollars in thousands)	30-59	60-89	90 or more	30-59	60-89	90 or more	30-59	60-89	90 or more
Residential real estate loans:
One- to four-family	$1,658	$561	$989	$235	$1,020	$1,185	$—	$807	$1,038
Home equity and HELOCs	58	150	80	126	101	181	246	59	315
Residential construction	—	—	—	—	—	—	—	—	—
Commercial real estate loans:
One- to four-family investor	81	—	271	—	—	292	—	—	—
Multi-family	—	344	176	—	465	185	—	394	189
Commercial non-residential	92	491	—	100	507	—	—	—	—
Commercial construction and land	—	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—	—	—	—
Consumer loans	64	—	—	3	21	—	—	—	—
Total	$1,953	$1,546	$1,516	$464	$2,114	$1,843	$246	$1,260	$1,542

	At June 30,
	2018			2017
	Days Past Due			Days Past Due
(Dollars in thousands)	30-59	60-89	90 or more	30-59	60-89	90 or more
Residential real estate loans:
One- to four-family	$647	$21	$596	$704	$368	$1,991
Home equity and second Mortgages	87	89	41	89	—	47
Residential construction	—	—	—	—	—	—
Commercial real estate loans:
One- to four-family investor	—	—	504	241	—	624
Multi-family	—	—	—	—	—	—
Commercial non-residential	—	—	—	—	—	—
Commercial construction and land	—	—	3,001	—	—	3,001
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$734	$110	$4,142	$1,034	$368	$5,663

The following table summarizes classified and criticized assets of all portfolio types at the dates indicated:

	At June 30,
(Dollars in thousands)	2021	2020	2019	2018	2017
Classified loans:
Substandard	$5,301	$3,354	$2,653	$7,467	$9,578
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total classified loans	5,301	3,354	2,653	7,467	9,578
Special mention	2,410	2,973	2,490	413	679
Total criticized loans(1)	$7,711	$6,327	$5,143	$7,880	$10,257
(1)	Criticized residential real estate and consumer loans include all residential real estate and consumer loans that were on non-accrual status and all residential and consumer loans that were greater than 90 days delinquent on the dates presented.

On the basis of management’s review of its assets, at June 30, 2021 and 2020, we classified $2.4 million and $3.0 million, respectively, of our assets as special mention and $5.3 million and $3.4 million, respectively, of our assets as substandard. We classified none of our assets as doubtful or loss at June 30, 2021 or at June 30, 2020. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute nonperforming assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which provides for periodic reviews of our loan portfolio, which increases the probability that we will be able to obtain the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The interest on these impaired loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Should full collection of principle be expected, cash collected on nonaccrual loans can be recognized as interest income.

The general component consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical loss experience adjusted for qualitative factors. For all loans other than performing credits acquired in a business combination, the historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by us or industry loss history experienced by peer banks in our market area using the most recent twelve quarters.

This actual and industry loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:

●	levels of trends in delinquencies and impaired loans;

●	levels of trends in charge-offs and recoveries;

●	trends in volume and terms of loans;

●	effects of any changes in risk selection and underwriting standards;

●	other changes in lending policies, procedures and practices;

●	experience, ability and depth of lending management and other relevant staff;

●	national and local economic trends and conditions;

●	industry conditions; and

●	effects of changes in credit concentrations.

The allowance is increased through provisions charged against current earnings and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions and other factors. The allowance for loan losses as of June 30, 2021 and 2020 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio at such dates, and such losses were both probable and reasonably estimable. In addition, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for loan losses.

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our market areas. First, we group loans by delinquency status. All loans 90 days or more delinquent and all loans classified as substandard or doubtful are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers relevant. The allowance is allocated to each category of loan based on the results of the above analysis.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at a level to absorb probable and estimable losses, additions may be necessary if economic or other conditions in the future differ from the current environment.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At June 30,
	2021			2020			2019
		% of			% of			% of
		Allowance	% of		Allowance	% of		Allowance	% of
		Amount to	Allowance		Amount to	Allowance		Amount to	Allowance to
		Total	to Loans in		Total	to Loans in		Total	Loans in
(Dollars in thousands)	Amount	Allowance	Category	Amount	Allowance	Category	Amount	Allowance	Category
Residential real estate loans:
One- to four-family	$709	19.62%	0.41%	$682	19.38%	0.30%	$691	21.53%	0.68%
Home equity and HELOCs	133	3.68	0.36	166	4.72	0.36	122	3.80	0.38
Residential construction	487	13.48	3.76	526	14.95	3.33	321	10.00	3.30
Commercial real estate loans:
One- to four-family investor	843	23.33	0.70	801	22.76	0.69	810	25.25	0.68
Multi-family	159	4.40	1.29	123	3.50	0.82	71	2.21	0.64
Commercial non-residential	854	23.64	0.88	727	20.66	0.95	708	22.07	1.32
Commercial construction and land	362	10.02	5.68	396	11.25	5.92	121	3.77	2.73
Commercial loans	51	1.41	0.99	83	2.36	1.29	95	2.96	4.53
Consumer loans	15	0.42	0.46	15	0.42	0.38	3	0.09	0.40
Total general and allocated allowance	3,613	100.00	0.77	3,519	100.00	0.68	2,942	91.68	0.88
Unallocated	—	—	—	—	—	—	267	8.32	—
Total allowance for loan losses	$3,613	100.00%	0.77%	$3,519	100.00%	0.68%	$3,209	100.00%	0.96%

	At June 30,
	2018			2017
		% of			% of
		Allowance	% of		Allowance	% of
		Amount to	Allowance to		Amount to	Allowance to
		Total	Loans in		Total	Loans in
(Dollars in thousands)	Amount	Allowance	Category	Amount	Allowance	Category
Residential real estate loans:
One- to four-family	$788	25.10%	0.87%	$949	28.73%	1.12%
Home equity and HELOCs	58	1.84	0.27	66	2.00	0.29
Residential construction	191	6.09	1.61	93	2.82	1.05
Commercial real estate loans:
One- to four-family investor	690	22.00	0.87	908	27.49	1.12
Multi-family	116	3.70	0.96	8	0.24	0.07
Commercial non-residential	388	12.36	1.63	439	13.29	1.77
Commercial construction and land	903	28.78	28.84	837	25.34	9.18
Commercial loans	4	0.13	2.04	3	0.09	2.33
Consumer loans	—	—	—	—	—	—
Total general and allocated allowance	3,138	100.00	1.29	3,303	100.00	1.35
Unallocated	—	—	—	—	—	—
Total allowance for loan losses	$3,138	100.00%	1.29%	$3,303	100.00%	1.35%

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated

	At or For the Year Ended June 30,
(Dollars in thousands)	2021	2020	2019	2018	2017
Allowance at beginning of period	$3,519	$3,209	$3,138	$3,303	$3,248
Provision (recovery) for loan losses	133	626	88	(120)	15
Charge-offs:
Residential real estate loans:
One- to four-family	(17)	—	(21)	(82)	(56)
Home equity and HELOCs	(30)	(6)	—	—	—
Residential construction	—	—	—	—	—
Total residential real estate loans	(47)	(6)	(21)	(82)	(56)
Commercial real estate loans:
One- to four-family investor	—	(260)	—	—	—
Multi-family	—	—	—	—	—
Commercial non-residential	—	(35)	—	—	—
Commercial construction and land	—	—	—	—	—
Total commercial real estate loans	—	(295)	—	—	—
Commercial loans	—	(3)	—	—	—
Consumer loans	(30)	—	—	—	(12)
Total charge-offs	(77)	(316)	(21)	(82)	(56)
Recoveries:
Residential real estate loans:
One- to four-family	—	—	4	31	36
Home equity and HELOCs	—	—	—	—	—
Residential construction	—	—	—	—	—
Total residential real estate loans	—	—	4	31	36
Commercial real estate loans:
One- to four-family investor	3	—	—	—	—
Multi-family	—	—	—	6	—
Commercial non-residential	35	—	—	—	60
Commercial construction and land	—	—	—	—	—
Total commercial real estate loans	38	—	—	6	60
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total recoveries	38	—	4	37	96
Net (charge-offs) recoveries	(39)	(316)	(17)	(45)	40
Allowance at end of period	$3,613	$3,519	$3,209	$3,138	$3,303
Total loans(1)	$464,809	$512,124	$329,226	$236,527	$238,168
Average loans outstanding	492,070	366,961	330,102	237,950	237,060
Ratio of allowance to non- performing loans	68.16%	107.88%	161.18%	75.76%	58.33
Ratio of allowance to total loans	0.77%	0.68%	0.96%	1.29%	1.35
Ratio of net charge-offs (recoveries) to average loans	0.01%	0.09%	0.01%	0.02%	(0.02)

(1)	Net of loans in process and unearned loan origination fees.

The allowance for loan losses increased $94 thousand to $3.6 million at June 30, 2021 from $3.5 million at June 30, 2020. During the year ended June 30, 2021, the changes in the provision for loan losses for each category of loan type were primarily due to fluctuations in the outstanding balance of each category of loans collectively evaluated for impairment. The overall increase in the allowance can be primarily attributed to an increase in non-accrual and delinquent loans and the corresponding qualitative adjustment.

The allowance for loan losses increased $310 thousand to $3.5 million at June 30, 2020 from $3.2 million at June 30, 2019, primarily due to increases in the general reserves for residential construction and commercial real estate land loans. The increase in reserves for these two portfolios was primarily due to management’s concern with the risk profile of these portfolios during the economic uncertainty as a result of the COVID-19 pandemic. Management adjusted the qualitative factors for each of these loan segments based on the elevated levels of unemployment and the depressed economic conditions due to the uncertainly surrounding the COVID-19 pandemic. The increase in reserves due to the COVID-19 pandemic was limited by the Bank making enhancements to its credit management function by adding new experienced team members and implementing more robust internal credit management and monitoring processes. The loan portfolio also includes an aggregate of $217.0 million of loans acquired at their fair values in the Fidelity and Washington acquisitions on May 1, 2020 and the acquisition of Audubon Savings Bank on July 1, 2019.

Impaired loans were $4.0 million and $2.4 million with no specific valuation allowance necessary at June 30, 2021 and 2020, respectively. The $4.0 million and $2.4 million of impaired loans at June 30, 2021 and 2020, respectively, do not include $161 thousand and $321 thousand, respectively, of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition under FASB ASC 310-30 (see note 4 to the notes to Consolidated Financial Statements).

Interest Rate Risk Management

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2021 indicate a level of risk within the parameters of our model. Our management believes that the June 30, 2021 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2021. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multifamily loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of June 30, 2021, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	5.07%	$186,567	(3.55)%
+100	2.28	189,991	(1.78)
0	—	193,434	—
-50	(0.18)	183,724	(5.02)

As of June 30, 2021, based on the scenarios above, net interest income would increase by approximately 2.28% to 5.07%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 0.18% in a declining interest rate environment over the same period.

Economic value at risk would be negatively impacted by a rise in interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. The difference between the two results reflects the relatively long terms of a portion of our assets which is captured by the economic value at risk but has less impact on the one-year net interest income sensitivity.

Overall, our June 30, 2021 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 44.3% as of June 30, 2021 compared to 27.3% as of June 30, 2020. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and advances from the FHLB of Pittsburgh and other liabilities. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination and purchase of one- to four-family, non-residential and multi-family real estate and other loans, including loans originated for sale, and the purchase of investment securities. For the year ended June 30, 2021, our net loan run-off (principal payments and payoffs in excess of originations) totaled $49.3 million compared to a net increase in loans (originations in excess of principal payments and payoffs) of $5.0 million for the year ended June 30, 2020. For the year ended June 30, 2021, we did not purchase any loans as compared to $14.0 million of loan purchases during the year ended June 30, 2020. We sold one loan for $150 thousand during the year ended June 30, 2021.  We did not sell any loans during the year ended June 30, 2020. Cash received from the sales, calls, maturities and pay-downs on securities totaled $61.5 million and $33.3 million for the years ended June 30, 2021 and 2020, respectively. We purchased $96.3 million and $98.9 million of securities during the years ended June 30, 2021 and 2020, respectively.

Deposit flows are generally affected by the level of interest rates we offer, the interest rates and products offered by local competitors, and other factors. Total deposits decreased $6.7 million during the year ended June 30, 2021 primarily due to the intentional runoff of high-cost non-relationship based certificates of deposit, partially offset by organic core deposit growth. Deposits increased $278.0 million at June 30, 2020 primarily due to an aggregate of $202.0 million of deposits assumed in connection with the acquisitions of Fidelity and Washington on May 1, 2020. Excluding the impact of the acquired deposits in fiscal 2020, deposits increased $76.6 million for the year ended June 30, 2020.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh to provide advances. As a member of the Federal Home Loan Bank of Pittsburgh, we are required to own capital stock in the Federal Home Loan Bank of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $280.8 million and $223.0 million from the Federal Home Loan Bank of Pittsburgh as of June 30, 2021 and 2020, respectively. There were $41.0 million and $64.9 million, respectively, of Federal Home Loan Bank advances outstanding at June 30, 2021 and 2020, respectively.

At June 30, 2021, we had outstanding commitments to originate loans of $35.3 million, unfunded commitments under lines of credit of $50.6 million and $2.0 million of standby letters of credit. At June 30, 2021, certificates of deposit scheduled to mature in less than one year totaled $87.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The following tables present certain of our contractual obligations at June 30, 2021:

		Payments due
		by period
		Less		Three	More
		than	One to	to	Than
June 30, 2021		One	Three	Five	Five
(Dollars in thousands)	Total	Year	Years	Years	Years
Borrowed funds	$41,000	$7,000	$20,000	$14,000	$—
Commitments to fund loans	35,350	35,350	—	—	—
Unused lines of credit	50,583	13,098	5,935	2,252	29,298
Standby letters of credit	2,000	2,000	—	—	—
Operating lease obligations	2,556	369	760	492	935
Total	$131,489	$57,817	$26,695	$16,744	$30,233

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders, and interest and principal on outstanding debt, if any. The Company’s primary source of income is dividends received from the Bank. At June 30, 2021, the Company had liquid assets of $58.0 million.

Off-Balance Sheet Arrangements

For the years ended June 30, 2021 and 2020, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 2 to the notes to the Consolidated Financial Statements of the Company.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of the Company have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Non-GAAP Financial Information

We prepare our financial statements in accordance with U.S. GAAP. To supplement our financial information presented in accordance with U.S. GAAP, we provide the non-GAAP financial measures discussed below which are used to evaluate our performance and exclude the effects of certain transactions and one-time events that we believe are unrelated to our core business and not necessarily indicative of our current performance or financial position. Management believes excluding these items facilitates greater visibility into our core businesses and underlying trends that may, to some extent, be obscured by inclusion of such items.

With respect to each of the non-GAAP financial measures discussed below, (i) merger charges and gain on bargain purchase for the years ended June 30, 2020 and 2019 relate to our acquisitions of Fidelity and Washington in May 2020 and (ii) merger charges for the year ended June 30, 2018 relate to our acquisition of Audubon Savings Bank in July 2018.

Return on Average Assets (Excluding Merger Charges and Gain on Bargain Purchase)

Return on average assets (excluding merger charges and gain on bargain purchase) represents our adjusted net income (adjusted by the exclusion of the foregoing items) divided by average assets. Management believes that the presentation of this non-GAAP measure assists investors in understanding the impact of non-recurring items on our return on average assets ratio. The following table provides a reconciliation of our return on average assets ratio (excluding merger charges and gain on bargain purchase) for each of the periods where this non-GAAP measure is presented:

	For the Year Ended June 30,
	2021	2020	2019
Net income	$3,779	$1,328	$3,756
Less adjustments:
Merger charges	—	3,294	796
Gain on bargain purchase	—	(746)	—
Adjusted net income	$3,779	$3,876	$4,552
Average assets	$772,846	$490,981	$409,142
Return on average assets (excluding merger charges and gain on bargain purchase)	0.49%	0.79%	1.11

Return on Average Equity (Excluding Merger Charges and Gain on Bargain Purchase)

Return on average equity (excluding merger charges and gain on bargain purchase) represents our adjusted net income (adjusted by the exclusion of the foregoing items) divided by average equity. Management believes that the presentation of this non-GAAP measure assists investors in understanding the impact of non-recurring items on our return on average equity ratio. The following table provides a reconciliation of our return on average equity ratio (excluding merger charges and gain on bargain purchase) for each of the periods where this non-GAAP measure is presented:

	For the Year Ended June 30,
	2021	2020	2019
Net income	$3,779	$1,328	$3,756
Less adjustments:
Merger charges	—	3,294	796
Gain on bargain purchase	—	(746)	—
Adjusted net income	$3,779	$3,876	$4,552
Average stockholders’ equity	$128,912	$81,122	$74,912
Return on average equity (excluding merger charges and gain on bargain purchase)	2.93%	4.78%	6.08

Efficiency Ratio (Excluding Merger Charges and Gain on Bargain Purchase)

Efficiency ratio (excluding merger charges and gain on bargain purchase) represents our adjusted non-interest expense (adjusted by the exclusion of the foregoing items) divided by the sum of net interest income and adjusted non-interest expense. Management believes that the presentation of this non-GAAP measure assists investors in understanding the impact of non-recurring items on our efficiency ratio. The following table provides a reconciliation of our efficiency ratio (excluding merger charges and gain on bargain purchase) for each of the periods where this non-GAAP measure is presented:

	For the Year Ended June 30,
	2021	2020	2019
Non-interest expense	$18,992	$15,392	$10,453
Less adjustments:
Merger charges	—	3,294	796
Adjusted non-interest expense	$18,992	$12,098	$9,657
Net interest income	$21,540	$14,799	$14,230
Non-interest income	$2,311	$2,160	$1,127
Less adjustments:
Gain on bargain purchase	—	746	—
Adjusted non-interest income	$2,311	$1,414	$1,127
Efficiency ratio (excluding merger charges and gain on bargain purchase)	79.63%	74.62%	62.88%

Allowance for Loan Losses to Total Loans (Excluding Acquired Loans)

Allowance for loan losses to total loans (excluding acquired loans) represents our allowance for loan losses divided by our adjusted loan balance (adjusted by the exclusion of acquired loans). Management believes that the presentation of this non-GAAP measure assists investors in understanding the impact of acquired loans on our allowance for loan losses to total loans ratio. The following table provides a reconciliation of our allowance for loan losses to total loans ratio (excluding acquired loans) for each of the periods where this non-GAAP measure is presented:

	For the Year Ended June 30,
	2021	2020	2019
Gross loans receivable	$468,072	$517,467	$333,683
Less: Loans acquired in a business combination	161,260	235,112	73,916
Gross loans receivable, excluding acquired loans (non-GAAP)	$306,812	$282,355	$259,767
Allowance for loan losses	$3,613	$3,519	$3,209

Allowance for loan losses to total loans (GAAP)	0.77%	0.68%	0.96%
Allowance for loan losses to total loans, excluding acquired loans (non-GAAP)	1.18%	1.25%	1.24%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

During the quarter or year ended June 30, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under “Item 1: Business—Executive Officers” in this Annual Report on Form 10-K and under the headings “Proposal 1—Election of Directors,”, and “Corporate Governance” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Code of Ethics and Business Conduct is available in the Corporate Governance portion of the Investor Relations section of our website (www.williampenn.bank).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the heading “Policies and Procedures for Approval of Related Persons Transactions,” “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the heading “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of William Penn Bancorporation (Incorporated by reference to Exhibit 3.1 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))

3.2	Bylaws of William Penn Bancorporation (Incorporated by reference to Exhibit 3.2 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))
4.1	Specimen Stock Certificate of William Penn Bancorporation (Incorporated by reference to Exhibit 4.0 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934

10.1

Employment Agreement by and between William Penn Bancorporation, William Penn Bank and Kenneth J. Stephon (Incorporated by reference to Exhibit 10.3 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492)) *

10.2

William Penn Bank Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.6 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492)) *

10.3

William Penn Bank Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.7 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492)) *

10.4

Agreement by and between William Penn, MHC, William Penn Bancorp, Inc., William Penn Bank, William Penn Bancorporation (formerly WPH Holding Company) and Tyndall Capital Partners LP and Jeffrey S. Halis (Incorporated by reference to Exhibit 10.8 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))

10.5	Separation Agreement and General Release, dated as of May 10, 2021, by and between William Penn Bancorporation, William Penn Bank and Jill M. Ross *

10.6	Separation and Release Agreement, dated as of May 19, 2021, by and between William Penn Bancorporation, William Penn Bank and Gregory S. Garcia *

21.0	List of Subsidiaries

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of William Penn Bancorporation

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of William Penn Bancorporation

32.1	Certification of Chief Executive Officer of William Penn Bancorporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of William Penn Bancorporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of William Penn Bancorporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of William Penn Bancorporation. and subsidiaries (the “Company”) as of June 30, 2021 and 2020; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2008.

Cranberry Township, Pennsylvania

September 15, 2021

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of June 30, 2021 and 2020

	June 30,	June 30,
	2021	2020

ASSETS
Cash and due from banks	$11,102	$21,385
Interest bearing deposits with other banks	157,620	56,755
Federal funds sold	—	4,775
Total cash and cash equivalents	168,722	82,915
Interest-bearing time deposits	1,850	2,300
Securities available for sale	123,335	89,998
Loans receivable, net of allowance for loan losses of $3,613 and $3,519 as of June 30, 2021 and 2020, respectively	461,196	508,605
Premises and equipment, net	13,439	16,733
Regulatory stock, at cost	2,954	4,200
Deferred income taxes	3,574	4,817
Bank-owned life insurance	35,231	14,758
Goodwill	4,858	4,858
Intangible assets	937	1,192
Accrued interest receivable and other assets	6,312	6,076
TOTAL ASSETS	$822,408	$736,452

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$553,103	$559,848
Advances from Federal Home Loan Bank	41,000	64,892
Advances from borrowers for taxes and insurance	3,731	4,536
Accrued interest payable and other liabilities	7,648	10,811
TOTAL LIABILITIES	605,482	640,087
Commitments and contingencies (note 15)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common Stock, $.01 par value, 150,000,000 shares authorized; 15,170,566 shares issued and outstanding as of June 30, 2021 and $.03 par value, 159,666,500 shares authorized; 15,208,410 shares issued and 14,628,530 shares outstanding as of June 30, 2020	152	467
Additional paid-in capital	168,349	42,932
Treasury Stock, 0 and 579,879 shares at cost at June 30, 2021 and June 30, 2020, respectively	—	(3,710)
Unearned common stock held by employee stock ownership plan	(10,004)	—
Retained earnings	58,493	56,600
Accumulated other comprehensive (loss) income	(64)	76
TOTAL WILLIAM PENN BANCORPORATION STOCKHOLDERS' EQUITY	216,926	96,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$822,408	$736,452

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Years Ended June 30, 2021 and 2020

	Year Ended June 30,
	2021	2020

INTEREST INCOME
Loans receivable, including fees	$23,390	$17,914
Securities	2,093	1,453
Other	363	450
Total interest income	25,846	19,817
INTEREST EXPENSE
Deposits	3,153	3,604
Borrowings	1,153	1,414
Total interest expense	4,306	5,018

Net interest income	21,540	14,799

Provision for loan losses	133	626

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,407	14,173
OTHER INCOME
Service fees	785	569
Net gain on sale of securities	36	238
Earnings on bank-owned life insurance	473	347
Gain on bargain purchase	—	746
Net gain on disposition of premises and equipment	495	—
Net gain on sale of other real estate owned	206	—
Other	316	260
Total other income	2,311	2,160
OTHER EXPENSES
Salaries and employee benefits	10,282	6,855
Occupancy and equipment	2,912	1,784
Data processing	1,795	1,155
Professional fees	1,064	451
Merger related expenses	—	3,294
Amortization of intangible assets	255	242
Loss on lease abandonment	162	—
Prepayment penalties	161	—
Other	2,361	1,611
Total other expense	18,992	15,392

Income before income taxes	4,726	941

Income tax expense (benefit)	947	(387)
NET INCOME	$3,779	$1,328

Basic and diluted earnings per share	$0.26	$0.10

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the Years Ended June 30 2021 and 2020

	Year Ended June 30,
	2021	2020

Net income	$3,779	$1,328

Other comprehensive loss:
Changes in net unrealized gain (loss) on securities available for sale	(144)	46
Tax effect	32	(10)
Reclassification adjustment for gain recognized in net income	(36)	(238)
Tax effect	8	50
Other comprehensive loss, net of tax	(140)	(152)
Comprehensive income	$3,639	$1,176

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Years Ended June 30, 2021 and 2020

					Unearned		Accumulated
					Common		Other	Total
	Number	Common	Additional	Treasury	Stock held	Retained	Comprehensive	Stockholders'
	of Shares	Stock	Paid-in capital	Stock	by ESOP	Earnings	Income (loss)	Equity
Balance, June 30, 2019	12,969,332	$416	$22,441	$(3,710)	$—	$57,255	$228	$76,630
Net income	—	—	—	—	—	1,328	—	1,328
Other comprehensive loss	—	—	—	—	—	—	(152)	(152)
Dividend paid ($0.50 per share)	—	—	—	—	—	(1,983)	—	(1,983)
Merger with Fidelity Savings and Loan
Association	831,976	26	11,351	—	—	—	—	11,377
Merger with Washington Savings Bank	827,222	25	9,140	—	—	—	—	9,165
Balance, June 30, 2020	14,628,530	$467	$42,932	$(3,710)	$—	$56,600	$76	$96,365
Net income	—	—	—	—	—	3,779	—	3,779
Other comprehensive loss	—	—	—	—	—	—	(140)	(140)
ESOP shares committed to be released	—	—	—	—	108	—	—	108
Dividend paid ($0.42 per share)	—	—	—	—	—	(1,886)	—	(1,886)
Purchase of treasury stock	(5,156)	—	—	(49)	—	—	—	(49)
Second-step conversion and stock offering:
William Penn, MHC shares sold in public offering, net of offering costs	12,640,035	(315)	129,176	—	—	—	—	128,861
Retirement of MHC shares	(12,092,669)	—	—	—	—	—	—	—
Fractional shares and other adjustments resulting from conversion of existing shares at 3.2585 exchange ratio	(174)	—	—	—	—	—	—	—
Treasury stock retired	—	—	(3,759)	3,759	—	—	—	—
Purchase of unearned common stock held by employee stock ownership plan	—	—	—	—	(10,112)	—	—	(10,112)
Balance, June 30, 2021	15,170,566	$152	$168,349	$—	$(10,004)	$58,493	$(64)	$216,926

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Years Ended June 30, 2021 and 2020

	Year ended
	June 30,
	2021	2020

Cash flows from operating activities
Net income	$3,779	$1,328
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	133	626
Depreciation expense	985	582
Other accretion, net	(2,149)	(545)
Deferred income taxes	1,283	51
Impact of tax law change	—	(408)
Other real estate impairment	25	—
Gain on bargain purchase	—	(746)
Net gain on disposition of premises and equipment	(495)	—
Net gain on sale of other real estate owned	(206)	—
Amortization of core deposit intangibles	255	242
Amortization of ESOP	108	—
Net gain on sale of securities	(36)	(238)
Earnings on bank-owned life insurance	(473)	(347)
(Decrease) increase in pension liabilities	(2,735)	2,735
Other, net	(733)	(3,130)
Net cash (used in) provided by operating activities	(259)	150
Cash flows from investing activities
Securities available for sale:
Purchases	(96,187)	(98,928)
Maturities, calls and principal paydowns	25,702	19,439
Proceeds from sale of securities	35,743	13,575
Securities held to maturity:
Maturities, calls and principal paydowns	—	268
Net decrease (increase) in loans receivable	49,140	(4,960)
Interest bearing time deposits:
Purchases	(600)	(1,500)
Maturities and principal paydowns	1,050	7,986
Purchase of bank-owned life insurance	(20,000)	—
Regulatory stock purchases	(11)	—
Regulatory stock redemptions	1,257	133
Proceeds from sale of other real estate owned	376	—
Purchases of premises and equipment, net	(890)	(1,814)
Proceeds from the sale of premises and equipment	3,734	8
Acquisitions, net of cash acquired	—	48,848
Net cash used in investing activities	(686)	(16,945)
Cash flows from financing activities
Net (decrease) increase in deposits	(6,033)	77,117
Increase in borrowed funds	2,501	12,000
Repayment of borrowed funds	(25,725)	(14,031)
Purchase of unearned common stock held by employee stock ownership plan	(10,112)	—
Issuance of common stock funded by stock subscriptions	128,861	—
Purchase of treasury stock	(49)	—
(Decrease) increase in advances from borrowers for taxes and insurance	(805)	439
Cash dividends	(1,886)	(1,983)
Net cash provided by financing activities	86,752	73,542
Net increase in cash and cash equivalents	85,807	56,747
Cash and cash equivalents - beginning	82,915	26,168
Cash and cash equivalents - ending	$168,722	$82,915
Supplementary cash flows information
Interest paid	$5,127	$5,157
Income tax (refunds) payments	(301)	12
Transfers of securities from held to maturity to available for sale	—	1,637
Operating lease right-of-use asset recorded	1,157	1,789
Operating lease liabilities recorded	1,157	1,771
Premises transferred to held for sale	3,199	—
Transfer of loans to other real estate owned	161	—
Acquisition of noncash assets and liabilities:
Assets acquired	—	244,854
Liabilities assumed	—	223,566

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

In connection with the second-step conversion offering, and as previously disclosed, the William Penn Bank Employee Stock Ownership Plan (“ESOP”) trustees subscribed for, and intended to purchase, on behalf of the ESOP, 8% of the shares of the Company common stock sold in the offering and to fund its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock.  As previously disclosed, as a result of the second-step conversion offering being oversubscribed in the first tier of subscription priorities, the ESOP trustees were unable to purchase shares of the Company’s common stock in the second-step conversion offering.  Subsequent to the completion of the second-step conversion on March 24, 2021, the ESOP trustees purchased 881,130 shares, or $10.1 million, of the Company’s common stock in the open market.  The ESOP does not intend to purchase any additional shares of Company common stock in connection with the second-step conversion and offering.

The Company owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. The Bank offers consumer and commercial banking services to individuals, businesses, and nonprofit organizations throughout the Delaware Valley area through twelve full-service branch offices in Bucks County and Philadelphia, Pennsylvania, and Burlington and Camden Counties in New Jersey. William Penn Bancorporation is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA.  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At June 30, 2021, WPSLA held $112.7 million of the Bank’s $123.3 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

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

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing demand deposits.

Revenue Recognition

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security and loan gains (losses), and earnings on bank owned life insurances are not within the scope of ASC 606. The main types of noninterest income within the scope of the standard include service charges on deposit accounts. The Company has contracts with its deposit customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees, as well as bargain purchase gain. These fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

Investment Securities

The Company classifies and accounts for debt securities as follows:

Held-to-Maturity — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and are recorded at amortized cost. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available-for-Sale — Debt securities that will be held for indefinite periods of time that may be sold in response to changes to market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income. Realized gains and losses on the sale of investment securities are recorded as of trade date and reported in the Consolidated Statements of Income and determined using the adjusted cost of the specific security sold.

The Company determines whether any unrealized losses are temporary in accordance with guidance under FASB ASC Topic 320 for Investments — Debt Securities. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment (“OTTI”) condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

Accounting guidance for debt securities requires the Company to assess whether the loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The guidance requires the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The difference between the fair market value and the credit loss is recognized in other comprehensive income.

Regulatory Stock, at Cost

Common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) represents ownership in institutions which are wholly owned by other financial institutions. This  restricted equity security is accounted for at cost. The Company invests in Federal Home Loan Bank of Pittsburgh (“FHLB”) stock as required to support borrowing activities, as detailed in Note 12 to these consolidated financial statements. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company reviews this stock for impairment based on guidance from FASB ASC

Topic 320 for Investments — Debt Securities and FASB ASC Topic 942 for Financial Services — Depository and Lending and has concluded that its investment is not impaired.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. Generally, the Company amortizes loan origination fees and costs over the contractual life of the loan.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for at least six months and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Loans Acquired with Deteriorated Credit Quality

The Company accounts for loans acquired with deteriorated credit quality in accordance with the provisions included in FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. For these loans, the Company determined that there is evidence of deterioration in credit quality since the origination of the loan and that it was probable, at the acquisition date, that the Company will be unable to collect all contractually required payments receivable.

These loans are accounted for individually or aggregated into pools of loans based on common risk characteristics (e.g., credit score, loan type, and date of origination). The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s, or pool’s, contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected future cash flows is greater than the carrying amount, the excess is recognized as part of future interest income.

Allowance for Loan Losses

The allowance for loan losses is determined by management based upon portfolio segment, past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions, and other pertinent factors. Management also considers risk characteristics by portfolio segments including, but not limited to, renewals and real estate valuations. The allowance for loan losses is maintained at a level that management considers appropriate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is established through a provision for loan losses charged to expense which is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans.

Under the accounting guidance FASB ASC Topic 310 for Receivables, a loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. When all or a portion of the loan is deemed uncollectible, the uncollectible portion is charged-off. The measurement is based either on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Impairment losses are included in the provision for loan losses.

Loan Charge-off Policies

Generally, loans are charged down to the net realizable value when the loan is 90 days past due.  However, student loans are fully charged down when the loan is 180 days past due.

Troubled Debt Restructurings (“TDRs”)

The Company considers a loan a TDR when the borrower is experiencing financial difficulty and the Company has granted a concession that it would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (which may include foreclosure or deed in lieu of foreclosure) or a combination of types. The Company evaluates selective criteria to determine if a borrower is experiencing financial difficulty including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Company evaluates all TDR loans for impairment on an individual basis in accordance with ASC 310. Management does not consider a loan a TDR if the loan modification was a result of a customer retention program.

Transfers of Financial Assets

Transfers of financial assets, including loan and loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the following estimated useful lives of the related assets:

Years
Office buildings and improvements	5 – 33
Furniture, fixtures, and equipment	5 – 10
Automobiles	4

Other Real Estate Owned

Real estate owned acquired in settlement of foreclosed loans is carried as a component of other assets at fair value minus estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine whether a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against other operating expenses. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations.

Income Taxes

Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Goodwill and Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. In certain circumstances, the Company will record a gain on bargain purchase when the fair value of the net assets of the acquired company exceeds the fair value of the equity of the acquired company. When calculating goodwill or a gain on bargain purchase in accordance with FASB ASC 805-30-55-3, the Company evaluates whether the fair value of equity of the acquired company is a more reliable measure than the fair value of the equity interests transferred. The Company considers the assumptions required to calculate the fair value of equity of an acquired company using discounted cash flow models (income approach) and/or change of control premium models (market approach) which are generally based on a higher level of market participant inputs and therefore a lower level of subjectivity when compared to the assumptions required to calculate the fair value of equity interests transferred under a fair value pricing model. As a result, the Company considers the calculation of the fair value of the equity of an acquired company to be more reliable than the calculation of the fair value of the equity interests transferred. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Intangible assets consist of core deposit intangibles arising from whole bank acquisitions. These intangible assets are measured at fair value and then amortized on an accelerated method over their estimated useful lives of ten years.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the Consolidated Statements of Financial Condition when they are funded.

Bank-owned Life Insurance

The Company funds the purchase of insurance policies on the lives of certain former officers and employees of the Company. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The Company has recognized any change in cash surrender value of life insurance in other income in the Company’s Consolidated Statements of Income.

Comprehensive Income

The Company presents a separate financial statement of comprehensive income that includes amounts from transactions and other events excluded from the Company’s Consolidated Statements of Income and recorded directly to retained earnings.

Business Combinations

At the date of acquisition, the Company records the assets and liabilities of the acquired companies at fair value. The results of operations for acquired companies are included in the Company’s Consolidated Statements of Income beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Income during the period incurred.

Segment Reporting

The Company acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business, and government customers. Through its branch network, the Bank offers a full array of commercial and retail financial services, including; the taking of time, savings and demand deposits; the making of commercial and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful.

Reclassifications

Certain amounts in the previous year financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on prior year net income or stockholders’ equity.

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

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. As revised, ASC 310-20-35-33 requires that, for each reporting period, to the extent the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess (i.e., the premium) should be amortized to the next call date, unless the guidance in ASC 310-20-35-26 is applied to consider estimated prepayments. For purposes of this guidance, the next call date is the first date when a call option at a specified price becomes exercisable. Once that date has passed, the next call date is when the next call option at a specified price becomes exercisable, if applicable. If there is no remaining premium or if there are no further call dates, the entity should reset the effective yield using the payment terms of the debt security. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the years ended June 30, 2021 and 2020. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $3.8 million and $1.3 million for the years ended June 30, 2021 and 2020, respectively, was used as the numerator.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Year ended
	June 30,
(Dollars in thousands, except share and per share amounts)	2021	2020
Weighted-average common shares and common stock equivalents used to calculate basic and diluted earnings per share	14,541,136	13,245,864
Net income	$3,779	$1,328
Basic and diluted earnings per share	$0.26	$0.10

Note 4 — Business Combinations

Acquisition of Fidelity Savings and Loan Association of Bucks County

On May 1, 2020, The Bank completed its acquisition of Fidelity pursuant to the terms of the Agreement and Plan of Merger, dated as of December 5, 2019, by and between William Penn, MHC, the Company, the Bank and Fidelity (the “Fidelity Merger Agreement”). At the effective time of the merger, Fidelity was merged with and into the Bank, with the Bank as the surviving institution, and the depositors of Fidelity became depositors of the Bank, with the same rights and privileges in William Penn, MHC as if their accounts had been established at the Bank on the date established at Fidelity. As part of the transaction, pursuant to the terms of the Fidelity Merger Agreement, the Company issued  831,976 shares of its common stock to William Penn, MHC.

The acquisition of Fidelity increased the Company’s market share in southeastern Pennsylvania and provided the Company with one new branch location. The results of Fidelity’s operations are included in the Company’s Consolidated Statements of Income for the period beginning on May 1, 2020, the date of the acquisition, through June 30, 2021.

The acquisition of Fidelity was accounted for using the acquisition method of accounting for a mutual-to-mutual merger and, accordingly, assets acquired, liabilities assumed, and equity were recorded at their estimated fair values as of the acquisition date. The excess of the fair value of net assets acquired over the fair value of the equity acquired was recorded as a gain on bargain purchase in the amount of $613 thousand, which was recognized immediately as income in the Company’s consolidated statements of income. The gain on bargain purchase was primarily due to lower estimated discounted future cash flows used to calculate the estimated fair value of equity due to the uncertainty of the COVID-19 pandemic, as well as a decline in public peer bank stocks pricing used to estimate change of control premium fair values when estimating the fair value of equity due to the COVID-19 pandemic. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets or liabilities in fiscal 2021.

In connection with the acquisition of Fidelity, the fair value of equity, and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(Dollars in thousands)
Fair value of equity	$11,377
Assets acquired:
Cash and due from financial institutions	$26,867
Interest-bearing time deposits	462
Loans receivable, net	55,949
Premises and equipment	747
Regulatory stock	334
Deferred income taxes	564
Other real estate owned	100
Core deposit intangible	65
Accrued interest receivable	209
Other assets	272
Total assets	$85,569
Liabilities assumed:
Deposits	$(66,409)
Advances from Federal Home Loan Bank	(5,688)
Accrued interest payable	(5)
Other liabilities	(1,477)
Total liabilities	$(73,579)
Net assets acquired	11,990
Gain on bargain purchase	$(613)

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was acquired loans. The excess of expected cash flows above the fair value of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20.

Certain loans, for which specific credit-related deterioration was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation of the timing and amount of cash flows to be collected. The timing of the sale of loan collateral was estimated for acquired loans deemed impaired and considered collateral dependent. For these collateral dependent impaired loans, the excess of the future expected cash flow over the present value of the future expected cash flow represents the accretable yield, which will be accreted into interest income over the estimated liquidation period using the effective interest method.

The following table details the loans that are accounted for in accordance with FASB ASC 310-30 as of May 1, 2020:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$619
Contractual cash flows not expected to be collected (nonaccretable difference)	431
Expected cash flows at acquisition	188
Interest component of expected cash flows (accretable discount)	27
Fair value of acquired loans accounted for under FASB ASC 310-30	$161

Acquired loans not subject to the requirements of FASB ASC 310-30 are recorded at fair value. The fair value mark on each of these loans will be accreted into interest income over the remaining life of the loan. The following table details loans that are not accounted for in accordance with FASB ASC 310-30 as of May 1, 2020:

(Dollars in thousands)
Contractually required principal at acquisition	$56,785
Contractual cash flows not expected to be collected (credit mark)	1,240
Expected cash flows at acquisition	55,545
Interest rate premium mark	243
Fair value of acquired loans not accounted for under FASB ASC 310-30	$55,788

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Fidelity.

In connection with the acquisition of Fidelity, the Company recorded a net deferred income tax asset of $564 thousand related to tax attributes of the acquired company, along with the tax effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from Fidelity provide value to the Company as a source of stable and low-cost funds. The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The life of the deposit base and projected deposit attrition rates were determined using industry historical deposit data. The CDI was valued at $65 thousand or 0.17% of acquired core deposits. The intangible asset is being amortized on an accelerated basis over ten years. Amortization for the years ended June 30, 2021 and 2020 was $12 thousand and $2 thousand, respectively.

Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an alternative deposit portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment was valued at $393 thousand and is being amortized in line with the expected cash flows driven by maturities of these deposits over the next five years. Amortization for the years ended June 30, 2021 and 2020 was $171 thousand and $35 thousand, respectively, recorded as a reduction to interest expense.

Borrowings from the Federal Home Loan Bank (FHLB) of Pittsburgh were valued comparing the contractual cost of the borrowings to current market rates. The future cash flows for each borrowing was calculated based on contractual rates and prevailing market rates. The valuation adjustment for each borrowing is equal to the present value of the difference of these two cash flows, discounted at an assumed market rate for the borrowing. This valuation adjustment was valued at $433 thousand and is being amortized over the remaining life of the individual borrowings. Amortization for the years ended June 30, 2021 and 2020 was $8 thousand and $17 thousand, respectively, recorded as a reduction to interest expense.

The following table presents actual operating results attributable to Fidelity since the May 1, 2020 acquisition date through June 30, 2020. This information does not include purchase accounting adjustments or acquisition integration costs.

Fidelity May 1, 2020
(Dollars in thousands)	to June 30, 2020
Net interest income	$313
Non-interest income	17
Non-interest expense	(331)
Pre-tax income	$(1)
Income tax expense	—
Net income	$(1)

The following table presents unaudited pro forma information as if the acquisition of Fidelity had occurred on July 1, 2018. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Acquisition costs expensed by The Bank of $1.5 million and Fidelity of $227 thousand were estimated to have been incurred during the year ended June 30, 2019.

The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition of Fidelity occurred on July 1, 2018. Expected cost savings are not reflected in the pro forma amounts.

	Pro Forma for the Year Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Net interest income	$17,352	$17,478
Provision for loan losses	(695)	(105)
Non-interest income	1,672	1,915
Non-interest expense	(16,005)	(14,819)
Pre-tax income	$2,324	$4,469
Income tax expense	488	938
Net income	$1,836	$3,531
Earnings per share basic and diluted	$0.13	$0.24

Acquisition of Washington Savings Bank

On May 1, 2020, the Bank also completed its acquisition of Washington pursuant to the terms of the Agreement and Plan of Merger, dated as of December 5, 2019, by and between William Penn, MHC, the Company, the Bank and Washington (the “Washington Merger Agreement”). At the effective time of the merger, Washington was merged with and into the Bank, with the Bank as the surviving institution, and the depositors of Washington became depositors of the Bank, with the same rights and privileges in William Penn, MHC as if their accounts had been established at the Bank on the date established at Washington. As part of the transaction, pursuant to the terms of the Washington Merger Agreement, the Company issued  827,222 shares of its common stock to William Penn, MHC.

The acquisition of Washington increased the Company’s market share in southeastern Pennsylvania and provided the Company with four new branch locations. The results of Washington’s operations are included in the Company’s consolidated statements of income for the period beginning on May 1, 2020, the date of the acquisition, through June 30, 2021.

The acquisition of Washington was accounted for using the acquisition method of accounting for a mutual-to-mutual merger and, accordingly, assets acquired, liabilities assumed, and equity were recorded at their estimated fair values as of the acquisition date. The excess of the fair value of net assets acquired over the fair value of the equity acquired was recorded as a gain on bargain purchase in the amount of $133 thousand, which was recognized immediately as income in the Company’s consolidated statements of income. The gain on bargain purchase was primarily due to lower estimated discounted future cash flows used to calculate the estimated fair value of equity due to the uncertainty of the COVID-19 pandemic, as well as a decline in public peer bank stocks pricing used to estimate change of control premium fair values when estimating the fair value of equity due to the COVID-19 pandemic. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets or liabilities in fiscal 2021.

In connection with the acquisition of Washington, the fair value of equity, and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(Dollars in thousands)
Fair value of equity	$9,165
Assets acquired:
Cash and due from financial institutions	$21,981
Securities available for sale	1,996
Interest-bearing time deposits	100
Loans receivable, net	121,520
Premises and equipment	6,356
Regulatory stock	1,214
Deferred income taxes	2,154
Bank-owned life insurance	3,208
Core deposit intangible	197
Accrued interest receivable	413
Other assets	146
Total assets	$159,285
Liabilities assumed:
Deposits	$(135,546)
Advances from Federal Home Loan Bank	(11,281)
Accrued interest payable	(145)
Other liabilities	(3,015)
Total liabilities	$(149,987)
Net assets acquired	9,298
Gain on bargain purchase	$(133)

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was acquired loans. The excess of expected cash flows above the fair value of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20.

Certain loans, for which specific credit-related deterioration was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation of the timing and amount of cash flows to be collected. The timing of the sale of loan collateral was estimated for acquired loans deemed impaired and considered collateral dependent. For these collateral dependent impaired loans, the excess of the future expected cash flow over the present value of the future expected cash flow represents the accretable yield, which will be accreted into interest income over the estimated liquidation period using the effective interest method.

The following table details the loans that are accounted for in accordance with FASB ASC 310-30 as of May 1, 2020:

(Dollars in thousands)

Contractually required principal and interest at acquisition	$420
Contractual cash flows not expected to be collected (nonaccretable difference)	230
Expected cash flows at acquisition	190
Interest component of expected cash flows (accretable discount)	27
Fair value of acquired loans accounted for under FASB ASC 310-30	$163

Acquired loans not subject to the requirements of FASB ASC 310-30 are recorded at fair value. The fair value mark on each of these loans will be accreted into interest income over the remaining life of the loan. The following table details loans that are not accounted for in accordance with FASB ASC 310-30 as of May 1, 2020:

(Dollars in thousands)

Contractually required principal at acquisition	$125,491
Contractual cash flows not expected to be collected (credit mark)	2,440
Expected cash flows at acquisition	123,051
Interest rate discount mark	1,694
Fair value of acquired loans not accounted for under FASB ASC 310-30	$121,357

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Washington.

In connection with the acquisition of Washington, the Company recorded a net deferred income tax asset of $2.2 million related to a net operating loss carryforward and other tax attributes of the acquired company, along with the tax effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from Washington provide value to the Company as a source of stable and low-cost funds. The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The life of the deposit base and projected deposit attrition rates were determined using industry historical deposit data. The CDI was valued at $197 thousand or 0.26% of acquired core deposits. The intangible asset is being amortized on an accelerated basis over ten years. Amortization for the years ended June 30, 2021 and 2020 was $35 thousand and $6 thousand, respectively.

Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an alternative deposit portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment was valued at $1.2 million and is being amortized in line with the expected cash flows driven by maturities of these deposits over the next five years. Amortization for the years ended June 30, 2021 and 2020 was $529 thousand and $116 thousand, respectively, recorded as a reduction to interest expense.

Borrowings from the FHLB of Pittsburgh were valued comparing the contractual cost of the borrowings to current market rates. The future cash flows for each borrowing was calculated based on contractual rates and prevailing market rates. The valuation adjustment for each borrowing is equal to the present value of the difference of these two cash flows, discounted at an assumed market rate for the borrowing. This valuation adjustment was valued at $281 thousand and is being amortized over the remaining life of the individual borrowings. Amortization for the years ended June 30, 2021 and 2020 was $15 thousand and $29 thousand, respectively, recorded as a reduction to interest expense.

The following table presents actual operating results attributable to Washington since the May 1, 2020 acquisition date through June 30, 2020. This information does not include purchase accounting adjustments or acquisition integration costs.

Washington May 1, 2020
(Dollars in thousands)	to June 30, 2020

Net interest income	$591
Non-interest income	67
Non-interest expense	(628)
Pre-tax income	$30
Income tax expense	(6)
Net income	$24

The following table presents unaudited pro forma information as if the acquisition of Washington had occurred on July 1, 2018. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Acquisition costs expensed by The Bank of $1.8 million and Washington of $312 thousand were estimated to have been incurred during the year ended June 30, 2019.

The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition of Washington occurred on July 1, 2018. Expected cost savings are not reflected in the pro forma amounts.

	Pro Forma for the Year Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Net interest income	$19,112	$20,149
Provision for loan losses	(752)	(196)
Non-interest income	2,409	1,715
Non-interest expense	(17,392)	(18,223)
Pre-tax income	$3,377	$3,445
Income tax expense	709	723
Net income	$2,668	$2,722
Earnings per share basic and diluted	$0.18	$0.19

Note 5 – Changes in and Reclassifications Out of Accumulated Other Comprehensive Income

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the years ended June 30, 2021 and 2020. All amounts are presented net of tax.

(Dollars in thousands)
Unrealized
Gains (Losses)
on Securities
Accumulated Other Comprehensive Income(1)	Available for Sale
Balance at June 30, 2019	$228
Other comprehensive income before reclassifications	36
Amounts reclassified from accumulated other comprehensive income	(188)
Period change	(152)
Balance at June 30, 2020	$76
Other comprehensive loss before reclassifications	(112)
Amounts reclassified from accumulated other comprehensive loss	(28)
Period change	(140)
Balance at June 30, 2021	$(64)

(1)	All amounts are net of tax. Related income tax expense is calculated using an income tax rate of approximately 22% for both 2021 and 2020.

The following table presents reclassifications out of AOCI by component for the years ended June 30, 2021 and 2020:

(Dollars in thousands)	Amounts Reclassified from
	Other Comprehensive Income
Details about Accumulated Other Comprehensive	Year Ended June 30,		Affected Line Item in the
Income Components	2021	2020	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$36	$238	Net gain on sale of securities
Related income tax expense	(8)	(50)	Income tax expense
	$28	$188

Note 6 — Interest-Bearing Time Deposits

The interest-bearing time deposits by contractual maturity are shown below:

	As of June 30,
(Dollars in thousands)	2021	2020
Due in one year or less	$1,250	$1,050
Due after one year through five years	600	1,250
	$1,850	$2,300

Note 7 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in debt securities are as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$55,385	$53	$(374)	$55,064
U.S. agency collateralized mortgage obligations	15,641	47	(255)	15,433
U.S. government agency securities	6,952	—	(56)	6,896
Municipal bonds	20,239	11	(389)	19,861
Corporate bonds	25,200	881	—	26,081
Total Available For Sale	$123,417	$992	$(1,074)	$123,335

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$51,570	$272	$(104)	$51,738
U.S. agency collateralized mortgage obligations	3,215	33	(33)	3,215
U.S. government agency securities	6,226	2	(73)	6,155
U.S. treasury securities	1,000	—	—	1,000
Municipal bonds	10,485	33	(10)	10,508
Corporate bonds	17,399	60	(77)	17,382
Total Available For Sale	$89,895	$400	$(297)	$89,998

The Company recognized $447 thousand of gross gains and $411 thousand of gross losses on the sale of $35.7 million of investment securities during the year ended June 30, 2021. The Company recognized $241 thousand of gross gains and $3 thousand of gross losses on the sale of $13.6 million of investment securities during the year ended June 30, 2020.

During the year ended June 30, 2020, the Company transferred the remaining balance of its held to maturity securities of $1.6 million to available for sale securities. As of June 30, 2021 and 2020, the Company had no securities classified as held to maturity.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	June 30, 2021
	Available For Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	78	77
Due after five years through ten years	27,718	28,596
Due after ten years	95,621	94,662
	$123,417	$123,335

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and 2020:

	June 30, 2021
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$43,152	$(374)	$—	$—	$43,152	$(374)
U.S. agency collateralized mortgage obligations	10,613	(202)	2,407	(53)	13,020	(255)
U.S. government agency securities	6,896	(56)	—	—	6,896	(56)
Municipal bonds	17,748	(389)	—	—	17,748	(389)
Total Temporarily Impaired Securities	$78,409	$(1,021)	$2,407	$(53)	$80,816	$(1,074)

	June 30, 2020
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$22,082	$(104)	$—	$—	$22,082	$(104)
U.S. agency collateralized mortgage obligations	1,513	(14)	1,129	(19)	2,642	(33)
U.S. government agency securities	4,922	(49)	914	(24)	5,836	(73)
Municipal bonds	3,694	(10)	—	—	3,694	(10)
Corporate bonds	5,222	(77)	—	—	5,222	(77)
Total Temporarily Impaired Securities	$37,433	$(254)	$2,043	$(43)	$39,476	$(297)

The Company evaluates its investment securities holdings for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. As part of this process, management considers its intent to sell each debt security and whether it is more likely than not the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, OTTI is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Financial Condition date. For securities that meet neither of these conditions, management performs analysis to determine whether any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed analysis, management uses indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating; the duration and level of the unrealized loss; prepayment assumptions; and certain other collateral-related characteristics such as delinquency rates, the security’s performance, and the severity of expected collateral losses.

The unrealized loss on securities greater than 12 months is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2021 and 2020. There were 42 investment securities that were temporarily impaired at June 30, 2021. There were 29 investment securities that were temporarily impaired at June 30, 2020.

At June 30, 2021 and 2020, $3.8 million and $3.7 million, respectively, of investment securities were pledged to secure municipal deposits.

Note 8 – Loans

Major classifications of loans at June 30, 2021 and June 30, 2020 are summarized as follows:

	June 30,		June 30,
	2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$173,399	37.05%	$230,955	44.64%
Home equity and HELOCs	37,222	7.95	46,519	8.99
Construction -residential	12,945	2.77	15,799	3.05
Commercial real estate:
1 - 4 family investor	120,727	25.79	115,495	22.32
Multi-family (five or more)	12,315	2.63	14,964	2.89
Commercial non-residential	96,712	20.66	76,707	14.83
Construction and land	6,377	1.36	6,690	1.29
Commercial	5,145	1.10	6,438	1.24
Consumer Loans	3,230	0.69	3,900	0.75
Total Loans	468,072	100.00%	517,467	100.00%

Loans in process	(2,443)		(4,895)
Unearned loan origination fees	(820)		(448)
Allowance for loan losses	(3,613)		(3,519)
Net Loans	$461,196		$508,605

As of June 30, 2021 and 2020, the Bank had $1.5 million and $2.4 million of outstanding Paycheck Protection Program (PPP) loans to 44 and 56 new and existing customers, respectively, that are included in commercial loans in the above table and are guaranteed by the Small Business Administration and mature in two years. During the year ended June 30, 2020, the Bank also modified approximately $49.8 million of existing loans under the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide its customers with monetary relief. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a portion of the loans on deferral and the Bank received payments of principal and interest on a portion of the loans on deferral and, as of June 30, 2021, $366 thousand of loans remain on deferral under the CARES Act.

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $18.6 million and $26.6 million at, June 30, 2021 and 2020,  respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

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

The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. During the year ended June 30, 2021, management determined it was appropriate to further breakout loan classifications to include one-to four-family investor loans, as well as the related allowance for loan losses, within the commercial real estate category. The 2020 information is presented to be comparable with the 2021 presentation. The Company considers the allowance for loan losses of $3.6 million and $3.5 million adequate to cover loan losses inherent in the loan portfolio at June 30, 2021 and 2020, respectively.

The following table presents by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the years ended June 30, 2021 and 2020, respectively:

June 30, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$682	$166	$526	$801	$123	$727	$396	$83	$15	$3,519
Charge-offs	(17)	(30)	—	—	—	—	—	—	(30)	(77)
Recoveries	—	—	—	3	—	35	—	—	—	38
Provision	44	(3)	(39)	39	36	92	(34)	(32)	30	133
Ending Balance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613

Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	709	133	487	843	159	854	362	51	15	3,613
Total allowance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613

Loans receivable ending balance:
Individually evaluated for impairment	$1,907	$578	$—	$433	$176	$892	$—	$—	$—	$3,986
Collectively evaluated for impairment	87,633	14,617	10,686	98,189	12,008	68,630	6,377	4,151	535	302,826
Acquired non-credit impaired loans (1)	83,721	22,004	2,259	22,105	131	27,190	—	994	2,695	161,099
Acquired credit impaired loans (2)	138	23	—	—	—	—	—	—	—	161
Total portfolio	$173,399	$37,222	$12,945	$120,727	$12,315	$96,712	$6,377	$5,145	$3,230	$468,072
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

June 30, 2020	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$691	$122	$321	$810	$71	$708	$121	$95	$3	$267	$3,209
Charge-offs	—	(6)	—	(260)	—	(35)	—	(3)	(12)	—	(316)
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provision	(9)	50	205	251	52	54	275	(9)	24	(267)	626
Ending Balance	$682	$166	$526	$801	$123	$727	$396	$83	$15	$—	$3,519

Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	682	166	526	801	123	727	396	83	15	—	3,519
Total allowance	$682	$166	$526	$801	$123	$727	$396	$83	$15	$—	$3,519

Loans receivable ending balance:
Individually evaluated for impairment	$478	$628	$—	$495	$185	$585	$—	$—	$—	$—	$2,371
Collectively evaluated for impairment	97,541	15,170	9,218	92,021	9,267	45,214	6,690	4,150	713	—	279,984
Acquired non-credit impaired loans (1)	132,637	30,699	6,581	22,979	5,512	30,908	—	2,288	3,187	—	234,791
Acquired credit impaired loans (2)	299	22	—	—	—	—	—	—	—	—	321
Total portfolio	$230,955	$46,519	$15,799	$115,495	$14,964	$76,707	$6,690	$6,438	$3,900	$—	$517,467
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

During the year ended June 30, 2021, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment.  The overall increase in the allowance during the year ended June 30, 2021 can primarily be attributed to an increase in non-accrual and delinquent loans and the corresponding qualitative adjustment.

During the year ended June 30, 2020, the changes in the provision for loan losses related to 1-4 family residential real estate, residential real estate construction loans and commercial real estate land loans were primarily due to concerns with the risk profile of these portfolios in the current economic environment as impacted by the COVID-19 pandemic. The increase in reserves due to the COVID-19 pandemic was limited by the Company making enhancements to its credit management function by adding new experienced team members and implementing more robust internal credit measurement and monitoring processes.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades for the year ended June 30, 2021 and 2020, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at June 30, 2021, and June 30, 2020:

June 30, 2021
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$118,321	$12,139	$95,820	$6,377	$5,145	$237,802
Special Mention	2,054	—	356	—	—	2,410
Substandard	352	176	536	—	—	1,064
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$120,727	$12,315	$96,712	$6,377	$5,145	$241,276

June 30, 2020
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$113,540	$13,976	$75,973	$6,690	$6,438	$216,617
Special Mention	1,663	803	507	—	—	2,973
Substandard	292	185	227	—	—	704
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$115,495	$14,964	$76,707	$6,690	$6,438	$220,294

The following tables set forth the amounts of the portfolio of classified asset categories for the residential and consumer loan portfolios at June 30, 2021 and 2020:

Residential Real Estate and Consumer Loans
Credit Risk Internally Assigned
(Dollars in thousands)
June 30, 2021
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$169,625	$36,877	$12,945	$3,112	$222,559
Non-performing	3,774	345	—	118	4,237
	$173,399	$37,222	$12,945	$3,230	$226,796

June 30, 2020
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$228,894	$46,045	$15,799	$3,785	$294,523
Non-performing	2,061	474	—	115	2,650
	$230,955	$46,519	$15,799	$3,900	$297,173

Loans Acquired with Deteriorated Credit Quality

The outstanding principal and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of June 30, 2021 and June 30, 2020, are as follows.

(Dollars in thousands)	June 30, 2021	June 30, 2020
Outstanding principal balance	$247	$773
Carrying amount	161	321

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, for the years ended June 30, 2021 and 2020:

(Dollars in thousands)	Accretable Discount
Balance, May 1, 2020	$57
Accretion	(4)
Balance, June 30, 2020	$53
Accretion	(40)
Balance, June 30, 2021	$13

Loan Delinquencies and Non-accrual Loans

Following are tables which include an aging analysis of the recorded investment of past due loans as of June 30, 2021 and 2020.

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2021
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$1,658	$561	$989	$3,208	$138	$170,053	$173,399	$—	$3,774
Home equity and HELOCs	58	150	80	288	23	36,911	37,222	—	345
Construction - residential	—	—	—	—	—	12,945	12,945	—	—
Commercial real estate:
1 - 4 family investor	81	—	271	352	—	120,375	120,727	—	352
Multi-family	—	344	176	520	—	11,795	12,315	—	176
Commercial non-residential	92	491	—	583	—	96,129	96,712	—	536
Construction and land	—	—	—	—	—	6,377	6,377	—	—
Commercial	—	—	—	—	—	5,145	5,145	—	—
Consumer	64	—	—	64	—	3,166	3,230	—	118
Total	$1,953	$1,546	$1,516	$5,015	$161	$462,896	$468,072	$—	$5,301

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2020
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$235	$1,020	$1,185	$2,440	$299	$228,216	$230,955	$—	$2,061
Home equity and HELOCs	126	101	181	408	22	46,089	46,519	90	384
Construction - residential	—	—	—	—	—	15,799	15,799	—	—
Commercial real estate:
1 - 4 family investor	—	—	292	292	—	115,203	115,495	—	292
Multi-family	—	465	185	650	—	14,314	14,964	—	185
Commercial non-residential	100	507	—	607	—	76,100	76,707	—	135
Construction and land	—	—	—	—	—	6,690	6,690	—	—
Commercial	—	—	—	—	—	6,438	6,438	—	—
Consumer	3	21	—	24	—	3,876	3,900	—	115
Total	$464	$2,114	$1,843	$4,421	$321	$512,724	$517,467	$90	$3,172

Interest income on non-accrual loans would have increased by approximately $136 thousand, and $91 thousand during the years ended June 30, 2021 and 2020, respectively, if these loans had performed in accordance with their terms.

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

June 30, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
1 - 4 Family residential real estate	$1,907	$1,943	$—	$1,223	$23
Home equity and HELOCs	578	587	—	652	20
Construction Residential	—	—	—	—	—
1 - 4 Family investor commercial real estate	433	477	—	656	20
Multi-family	176	180	—	182	6
Commercial non-residential	892	900	—	882	36
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

With an allowance recorded:
1 - 4 Family	$—	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—	—
Construction Residential	—	—	—	—	—
1 - 4 Family investor commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
1 - 4 Family	$1,907	$1,943	$—	$1,223	$23
Home equity and HELOCs	578	587	—	652	20
Construction Residential	—	—	—	—	—
1 - 4 Family investor commercial real estate	433	477	—	656	20
Multi-family	176	180	—	182	6
Commercial non-residential	892	900	—	882	36
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

The impaired loans table above includes accruing TDRs in the amount of $935 thousand that are performing in accordance with their modified terms. The Company recognized $66 thousand of interest income on accruing TDRs during the year ended  June 30, 2021. The table above does not include $161 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

June 30, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
1-4 Family residential real estate	$478	$478	$—	$1,080	$26
Home equity and HELOCs	628	634	—	906	37
Construction Residential	—	—	—	—	—
1 - 4 Family investor commercial real estate	495	495	—	371	19
Multi-family	185	185	—	139	—
Commercial non-residential	585	620	—	624	38
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

With an allowance recorded:
1-4 Family residential real estate	$—	$—	$—	$67	$4
Home equity and HELOCs	—	—	—	—	—
Construction Residential	—	—	—	—	—
1 - 4 Family investor commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
1-4 Family residential real estate	$478	$478	$—	$1,147	$30
Home equity and HELOCs	628	634	—	906	37
Construction Residential	—	—	—	—	—
1 - 4 Family investor commercial real estate	495	495	—	371	19
Multi-family	185	185	—	139	—
Commercial non-residential	585	620	—	624	38
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

The impaired loans table above includes accruing TDRs in the amount of $1.4 million that are performing in accordance with their modified terms. The Company recognized $79 thousand of interest income on accruing TDRs during the year ended June 30, 2020. The table above does not include $321 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

Generally, the Company will charge-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the years ended June 30, 2021 and 2020, had impaired loans been current according to their original terms, amounted to $68 thousand and $40 thousand, respectively.

Troubled Debt Restructurings

The Bank determines whether a restructuring of debt constitutes a troubled debt restructuring (“TDR”) in accordance with guidance under FASB ASC Topic 310 Receivables. The Bank considers a loan a TDR when the borrower is experiencing financial difficulty and the Bank grants a concession that they would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types. The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Bank considers all TDR loans as impaired loans and, generally, they are put on non-accrual status. The Bank will not consider the loan a TDR if the loan modification was made for customer retention purposes and the modification reflects prevailing market conditions. The Bank’s policy for returning a loan to accruing status requires the preparation of a well-documented credit evaluation which includes the following:

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

During the quarter ended June 30, 2020, the Company began providing customer relief programs, such as payment deferrals or interest only payments on loans. The Company does not consider a modification to be a TDR if it occurred as a result of the loan forbearance program under the CARES Act. The CARES Act indicates that a loan term modification does not automatically result in TDR status if the modification is made on a good-faith basis in response to COVID-19 to borrowers who were classified as current and not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the National Emergency, or (b) December 31, 2020.

As of June 30, 2021 and 2020, there were no loans modified that were identified as a troubled debt restructuring. The Company did not experience any re-defaulted TDRs subsequent to the loan being modified during the years ended June 30, 2021 and 2020.

Note 9 – Premises and Equipment

The components of premises and equipment are as follows as of June 30, 2021 and 2020:

	June 30,
(Dollars in thousands)	2021	2020
Land	$2,581	$4,144
Office buildings and improvements	12,932	14,493
Furniture, fixtures and equipment	2,428	1,918
Automobiles	50	50
	17,991	20,605

Accumulated depreciation	(4,552)	(3,872)
	$13,439	$16,733

Depreciation expense amounted to $985 thousand and $582 thousand for the years ended June 30, 2021 and 2020, respectively.

During the year ended June 30, 2021, the Company sold six commercial real estate properties from premises and equipment with a total carrying value of $3.2 million and recorded a $495 thousand net gain on sale. Two of the six properties sold were former Bank branches that were consolidated into a third existing branch based on branch deposit levels and close geographic proximity of the three consolidating branches. The remaining four properties sold were acquired as part of the acquisitions of Fidelity and Washington effective May 1, 2020.

Note 10 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the acquisition of Audubon Savings Bank. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the acquisitions of Fidelity and Washington, respectively. As of June 30, 2021 and 2020, the other intangibles consisted of $937 thousand and $1.2 million, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2021, the Company included considerations of the current economic environment caused by COVID-19 in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired.  No goodwill impairment exists during the year ended June 30, 2021.

Goodwill and other intangibles at June 30, 2021 and 2020, are summarized as follows:

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2021, management included considerations of the current economic environment caused by COVID-19 in its qualitative assessment of goodwill impairment and determined that a quantitative assessment of goodwill was warranted. Management engaged a third-party valuation specialist to perform a quantitative assessment of goodwill impairment and it was determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2021. Goodwill and other intangibles at June 30, 2021 and 2020, are summarized as follows:

		Core Deposit
		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, July 1, 2019	$4,858	$1,172
Adjustments:
Additions	—	262
Amortization	—	(242)
Balance, June 30, 2020	$4,858	$1,192
Adjustments:
Additions	—	—
Amortization	—	(255)
Balance, June 30, 2021	$4,858	$937

The following tables summarize amortizing intangible assets at June 30, 2021, and 2020:

	June 30, 2021
		Accumulated
(Dollars in thousands)	Gross	Amortization	Net
Core deposit intangibles	$1,694	$(757)	$937

	June 30, 2020
		Accumulated
(Dollars in thousands)	Gross	Amortization	Net
Core deposit intangibles	$1,694	$(502)	$1,192

Aggregate amortization expense was $255 thousand and $242 thousand for the years ended  June 30, 2021 and 2020, respectively. Amortization expense for the next five years and thereafter is expected to be as follows:

(Dollars in thousands)
For the year ended June 30,	Expense
2022	$224
2023	194
2024	163
2025	132
2026	101
2027 and thereafter	123
$937

Note 11 – Deposits

Deposits and their respective weighted-average interest rates consist of the following major classifications as of June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020
		Weighted		Weighted
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Non-interest bearing checking	$51,086	—%	$43,395	—%
Interest bearing checking	104,214	0.08	98,828	0.19
Money market accounts	136,719	0.33	129,048	0.94
Savings and club accounts	100,781	0.10	94,097	0.19
Certificates of deposit	160,303	1.18	194,480	1.86
	$553,103	0.45%	$559,848	0.93%

Time deposit accounts outstanding as of June 30, 2021 mature as follows:

(In thousands)	June 30, 2021
Twelve months ending:
2022	$87,947
2023	37,019
2024	15,559
2025	10,416
2026	7,338
Thereafter	2,024
$160,303

The aggregate amount of certificates of deposit accounts in denominations of $250 thousand or more totaled $13.4 million and $22.7 million at June 30, 2021 and 2020, respectively.

Note 12 – Advances from Federal Home Loan Bank

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank has a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $280.8 million and $223.0 million at June 30, 2021 and June 30, 2020, respectively, of which $41.0 million and $64.2 million, exclusive of purchase accounting fair value adjustment, was outstanding at June 30, 2021 and June 30, 2020, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $407.4 million and $322.0 million of loans pledged as collateral as of June 30, 2021 and June 30, 2020, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $2.7 million and $3.9 million at June 30, 2021 and June 30, 2020, respectively. On August 24, 2020, the Company paid off $23.2 million of advances from the FHLB of Pittsburgh due to the low interest rate environment and excess cash held on the Company’s Statement of Financial Condition.

Advances from the FHLB of Pittsburgh consist of the following as of June 30, 2021 and 2020:

(Dollars in thousands)	June 30, 2021	June 30, 2020
FHLB advances:
Convertible	$20,000	$20,000
Fixed	14,000	21,767
Mid-term	7,000	23,125
Total FHLB advances	$41,000	$64,892

Regarding the convertible rate notes, the FHLB of Pittsburgh has the option to convert the notes at rates ranging from 0.01% to 0.23% above the three-month LIBOR on a quarterly basis upon the arrival of specified conversion dates or the occurrence of specific events. Accordingly, contractual maturities above may differ from expected maturities. In the event the FHLB of Pittsburgh converts these advances, the Bank has the option of accepting the variable rate or repaying the advances without penalty.

Contractual maturities and the associated weighted average interest rate of FHLB advances at June 30, 2021 and 2020 are as follows:

	June 30, 2021
(Dollars in thousands)		Weighted
Twelve months ending:	Amount	Average Rate
2022	$7,000	2.03%
2023	13,000	2.74%
2024	7,000	2.00%
2025	14,000	2.92%
Total FHLB advances	$41,000	2.55%

Note 13 — Income Taxes

The components of income tax expense for the years ended June 30, 2021 and 2020 are as follows:

	Year ended June 30,
(Dollars in thousands)	2021	2020
Federal:
Current	$(396)	$(448)
Deferred	1,283	51
	887	(397)
State, current	60	10
	$947	$(387)

A reconciliation of the statutory federal income tax at a rate of 21.0% in 2021 and 2020 to the income tax expense included in the consolidated statements of income is as follows:

	Year ended June 30,
	2021		2020
		% of		% of
		Pretax		Pretax
(Dollars in thousands)	Amount	Income	Amount	Income
Federal income tax at statutory rate	$992	21.0%	$198	21.0%
State tax, net of federal benefit	47	1.0	7	0.7
Bank owned-life insurance	(99)	(2.1)	(74)	(7.9)
Gain on bargain purchase	—	—	(157)	(16.7)
Non-deductible merger expenses	—	—	71	7.5
Impact of tax law change	—	—	(408)	(43.3)
Other	7	0.1	(24)	(2.4)
	$947	20.0%	$(387)	(41.1)%

Income tax expense for the year ended June 30, 2020 included a $408 thousand one-time income tax benefit related to a change in tax law associated with bank-owned life insurance policies acquired as part of an acquisition.

Items that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	June 30,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Loan origination fees	$184	$100
Allowance for loan losses	809	788
Deferred director’s fees	278	289
Deferred compensation	470	525
Deferred pension	—	613
Purchase accounting adjustments	811	1,552
NOL carry forward	1,022	1,090
Net unrealized loss on securities	19	—
Other	138	—
Total deferred tax assets	3,731	4,957
Deferred tax liabilities:
Net unrealized gain on securities	—	(21)
Premises and equipment	(157)	(114)
Other	—	(5)
Total deferred tax liabilities	(157)	(140)
Net deferred tax asset	$3,574	$4,817

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for loan losses and loan fees are recognized in different periods for financial reporting and tax return purposes. As of June 30, 2021, the Company has a $6.0 million net operating loss carryforward that will begin to expire by December 31, 2033.  A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Accounting literature also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. In accordance with GAAP, interest or penalties incurred for income taxes will be recorded as a component of other expenses. There are no material uncertain tax positions at June 30, 2021 or 2020. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations by taxing authorities for years before 2017.

Retained earnings included $2.8 million at June 30, 2021 and 2020, respectively, for which no provision for federal income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 14 – Employee and Director Benefit Plans

401(k) Plan

The Bank has a savings plan qualified under Section 401(k) of the Internal Revenue Code which covers substantially all of its employees. Employees can contribute up to 50% of gross pay and the Bank matches 100% of such contributions up to 6%. The Company recorded $521 thousand, and $250 thousand of expense associated with the 401(k) plan during the years ended June 30, 2021 and 2020, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company offers ESOP benefits to employees who meet certain eligibility requirements.  In connection with the second-step conversion offering, and as previously disclosed, the William Penn Bank ESOP trustees subscribed for, and intended to purchase, on behalf of the ESOP, 8% of the shares of the Company common stock sold in the offering and to fund its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock.  As previously disclosed, as a result of the second-step conversion offering being oversubscribed in the first tier of subscription priorities, the ESOP trustees were unable to purchase shares of the Company’s common stock in the second-step conversion offering.  Subsequent to the completion of the second-step conversion on March 24, 2021, the ESOP trustees purchased 881,130 shares, or $10.1 million, of the Company’s common stock in the open market.  The ESOP does not intend to purchase any additional shares of Company common stock in connection with the second-step conversion and offering.

In connection with the purchase of the shares, the ESOP borrowed $10.1 million from the Company at a fixed interest rate of 3.25% with a twenty-five-year term to fund the purchase of 881,130 shares.  The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares.  Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.  The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Company’s consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized $108 thousand of ESOP expense associated with the release of shares from collateral during the year ended June, 30 2021.

During the year ended June 30, 2020, the Company offered ESOP benefits to employees who met certain eligibility requirements.
During the year ended June 30, 2020, the Bank contributed cash to the ESOP to purchase stock either in the open market, directly from retiring participants, or from participants electing to diversify their ESOP shares. During the year ended June 30, 2020, the Bank recognized $223 thousand of ESOP expense.

Directors Retirement Plan

The Bank has a retirement plan for the directors of the Bank. Upon retirement, a director who agrees to serve as a consulting director to the Bank will receive a monthly benefit amount for a period of up to 120 months. The plan was amended in October 2017 to allow credit for service as a director while also serving as an employee. The Company recognized $26 thousand, and $128 thousand, respectively, of expense for these benefits in its Consolidated Statements of Income for the years ended June 30, 2021 and 2020. At both June 30, 2021 and 2020, approximately $1.6 million had been accrued under this plan.

Director Deferred Compensation Plan

The Bank has deferred compensation plans for certain directors of the Bank whereby they can elect to defer their directors’ fees. Under the plans’ provisions, benefits which accrue at the Bank’s highest certificate of deposit rate will be payable upon retirement, death, or permanent disability. The Company recognized $25 thousand and $61 thousand, respectively, of interest expense for these benefits in its Consolidated Statements of Income for the years ended June 30, 2021 and 2020.  At June 30, 2021 and 2020, approximately $1.2 million and $1.3 million, respectively, had been accrued for this benefit plan.

Note 15 – Commitments and Contingencies

The Company leases several offices as part of its regular business operations. Please refer to Note 18 for further detail regarding the Company's operating lease commitments. In addition, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated balance sheets.

A summary of the Company's loan commitments is as follows as of June 30, 2021, and 2020:

	June 30,	June 30,
(Dollars in thousands)	2021	2020
Commitments to extend credit	$35,350	$18,602
Unfunded commitments under lines of credit	50,583	52,432
Standby letters of credit	2,000	—

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

Note 16 - Regulatory Capital Requirements

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

Management believes, as of June 30, 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2021, the most recent notification from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios of Tier I leverage capital to average assets and of common equity Tier I capital, Tier I capital, and total capital to risk-weighted assets, all as defined in the regulation.

In an effort to reduce regulatory burden, legislation enacted in May 2018 required the federal banking agencies to establish an optional “community bank leverage ratio” of between 8% to 10% tangible equity to average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements and would be considered well-capitalized under the prompt corrective action framework. The federal regulators issued a final rule, effective January 1, 2020, that set the elective community bank leverage ratio at 9% tier 1 capital to average total consolidated assets. The Bank has elected to adopt the optional community bank leverage ratio framework in the first quarter of 2020.

In April 2020, the Federal banking regulatory agencies modified the original Community Bank Leverage Ratio (CBLR) framework and provided that, as of the second quarter 2020, a banking organization with a leverage ratio of 8 percent or greater and that meets the other existing qualifying criteria may elect to use the community bank leverage ratio framework. The modified rule also states that the community bank leverage ratio requirement will be greater than 8 percent for the second through fourth quarters of calendar year 2020, greater than 8.5 percent for calendar year 2021, and greater than 9 percent thereafter. The transition rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 100 basis points below the applicable community bank leverage ratio requirement.

A “small holding company,” as defined under Federal Reserve Board regulations as a holding company less than $3 billion of consolidated assets, such as the Company, is generally not subject to the regulatory capital requirements applicable to the Bank and outlined above, unless otherwise directed by the Federal Reserve Board. The leverage ratios of the Bank at June 30, 2021 and 2020 are as follows:

To be Well Capitalized Under
			For Capital		Prompt Corrective Action
As of June 30, 2021	Actual		Adequacy Purposes		Provisions
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$152,104	18.89%	$32,203	4.00%	$40,254	5.00%

To be Well Capitalized Under
			For Capital		Prompt Corrective Action
As of June 30, 2020	Actual		Adequacy Purposes		Provisions
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$86,822	13.67%	$25,397	4.00%	$31,746	5.00%

Note 17 – Fair Value of Financial Instruments

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of June 30, 2021 and 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale:
Mortgage-backed securities	$—	$55,064	$—	$55,064
U.S. agency collateralized mortgage obligations	—	15,433	—	15,433
U.S. government agency securities	—	6,896	—	6,896
Municipal bonds	—	19,861	—	19,861
Corporate bonds	—	26,081	—	26,081
Total Assets	$—	$123,335	$—	$123,335

	June 30, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale:
Mortgage-backed securities	$—	$51,738	$—	$51,738
U.S. agency collateralized mortgage obligations	—	3,215	—	3,215
U.S. government agency securities	—	6,155	—	6,155
U.S. treasury securities	—	1,000	—	1,000
Municipal bonds	—	10,508	—	10,508
Corporate bonds	—	17,382	—	17,382
Total Assets	$—	$89,998	$—	$89,998

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of June 30, 2021 and 2020, the Company charged-off the collateral deficiency on impaired loans. As a result, there were no specific reserves on impaired loans as of June 30, 2021 and 2020.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of June 30, 2021, there were no assets required to be measured and reported at fair value on a non-recurring basis. As of June 30, 2020, assets required to be measured and reported at fair value on a non-recurring basis are summarized as follows:

	June 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Other real estate owned	$—	$—	$75	$75
	$—	$—	$75	$75

	June 30, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$190	$190
Other real estate owned	—	—	100	100
	$—	$—	$290	$290

Quantitative information regarding assets measured at fair value on a non-recurring basis is as follows:

	Quantative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
(Dollars in thousands)	Estimate	Techniques	Input	Range
June 30, 2021
Foreclosed real estate owned	$75	Appraisal of collateral(1)(3)	Liquidation expenses (2)	0%

	Quantative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
(Dollars in thousands)	Estimate	Techniques	Input	Range
June 30, 2020
Impaired loans	$190	Appraisal of collateral (1)	Appraisal adjustments (2)	0-28%
Foreclosed real estate owned	$100	Appraisal of collateral (1)(3)	Liquidation expenses (2)	0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less any associated allowance.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments.

Cash and Due from Banks and Interest-Bearing Time Deposits

The carrying amounts of cash and amounts due from banks and interest-bearing time deposits approximate their fair value due to the relatively short time between origination of the instrument and its expected realization.

Securities Available for Sale

The fair value of investment and mortgage-backed securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Loans Receivable

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms are adjusted for liquidity and credit risk.

Regulatory Stock

The carrying amount of Federal Home Loan Bank stock approximates fair value because Federal Home Loan Bank stock can only be redeemed or sold at par value and only to the respective issuing government supported institution or to another member institution.

Bank-Owned Life Insurance

The Company reports bank-owned life insurance on its Consolidated Statements of Financial Condition at the cash surrender value.  The carrying amount of bank-owned life insurance approximates fair value because the fair value of bank-owned life insurance is equal to the cash surrender value of the life insurance policies.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable approximates fair value.

Deposits

Fair values for demand deposits, NOW accounts, savings and club accounts, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date as these products have no stated maturity. Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on similar instruments with similar maturities.

Advances from Federal Home Loan Bank

Fair value of advances from Federal Home Loan Bank is estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from Federal Home Loan Bank with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

Fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, considering market interest rates, the remaining terms and present credit worthiness of the counterparties.

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

The following tables set forth the carrying value of financial assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition for the periods indicated.  The table below excludes financial instruments for which the carrying amount approximates fair value.

	Fair Value Measurements at June 30, 2021
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$461,196	$472,292	$—	$—	$472,292

Financial instruments - liabilities:
Certificates of deposit	160,303	161,057	—	—	161,057
Advances from Federal Home Loan Bank	41,000	42,098	—	—	42,098

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2020
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$508,605	$541,779	$—	$—	$541,779

Financial instruments - liabilities:
Certificates of deposit	194,480	198,268	—	—	198,268
Advances from Federal Home Loan Bank	64,892	67,520	—	—	67,520

Off-balance sheet financial instruments	—	—	—	—	—

Note 18 — Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. On July 1, 2019, the Company adopted ASU No 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. The adoption of Topic 842 primarily affected the Company’s accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all of the leases in which the Company is the lessee include real estate property for branches and office space with terms extending through 2042. All of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Statements of Financial Condition. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, on the Company’s Consolidated Statements of Financial Condition.

The following tables present the Consolidated Statements of Financial Condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months of less), or equipment leases (deemed immaterial) on the Consolidated Statements of Financial Condition.

(in thousands)		June 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$2,108
Total Right-of-Use Assets		$2,108

(in thousands)		June 30, 2021
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$2,307
Total Lease Liabilities		$2,307

(in thousands)		June 30, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$1,663
Total Right-of-Use Assets		$1,663

(in thousands)		June 30, 2020
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$1,638
Total Lease Liabilities		$1,638

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

	June 30,
	2021
Weighted average remaining lease term
Operating leases	9.8	years
Weighted average discount rate
Operating leases	1.76%

	June 30,
	2020
Weighted average remaining lease term
Operating leases	11.9	years
Weighted average discount rate
Operating leases	2.19%

The Company recorded $365 thousand and $142 thousand of net lease costs during the years ended June 30, 2021 and 2020, respectively.  During the year ended June 30, 2021, the Company recognized a $162 thousand loss on lease abandonment associated with the closure of the Frankford branch effective June 30, 2021 as part of the Company’s branch consolidation efforts.  Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2021 were as follows:

June 30,
2021
Operating
(in thousands)	Leases
Twelve months ended:
2022	$369
2023	376
2024	384
2025	367
2026	125
Thereafter	935
Total future minimum lease payments	$2,556
Amounts representing interest	(249)
Present value of net future minimum lease payments	$2,307

Note 19 — Related Party Transactions

At June 30, 2021 and June 30, 2020 certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bank in the aggregate amount of $2.5 million and $1.8 million, respectively. These total commitments to lend include $1.3 million and $1.2 million of undrawn commitments at June 30, 2021 and June 30, 2020, respectively. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

The following table shows the loan activity for related parties for the years ended June 30, 2021 and 2020:

	June 30,
(Dollars in thousands)	2021	2020
Beginning Balance	$587	$147
New loans and funding of existing lines of credit	1,190	505
Loans to newly appointed directors	—	103
Repayments	(148)	(168)
Loans to former related parties	(439)	—
Ending balance	$1,190	$587

None of the Company’s affiliates, officers, directors, or employees have an interest in or receive remuneration from any special purpose entities or qualified special purpose entities which the Company transacts business.

At June 30, 2021 and June 30, 2020, certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons had deposits with the Bank in the aggregate amount of $1.6 million and $2.6 million, respectively.

Note 20 — Parent Company Financial Information

WILLIAM PENN BANCORPORATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION — PARENT COMPANY ONLY

(Dollars in thousands)

As of June 30, 2021 and 2020

	June 30,	June 30,
	2021	2020
ASSETS
Cash on deposit at the Bank	$57,995	$2,861
Investment in the Bank	158,857	93,401
Other assets	103	103
TOTAL ASSETS	$216,955	$96,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued and other liabilities	$29	$—
TOTAL LIABILITIES	29	—
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common Stock, $.01 par value, 150,000,000 shares authorized; 15,170,566 shares issued and outstanding as of June 30, 2021 and $.03 par value, 159,666,500 shares authorized; 15,208,410 shares issued and 14,628,530 shares outstanding as of June 30, 2020	152	467
Additional paid-in capital	168,349	42,932
Treasury Stock, 0 and 579,879 shares at cost at June 30, 2021 and 2020, respectively	—	(3,710)
Unearned common stock held by employee stock ownership plan	(10,004)	—
Retained earnings	58,493	56,600
Accumulated other comprehensive (loss) income	(64)	76
TOTAL STOCKHOLDERS’ EQUITY	216,926	96,365
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$216,955	$96,365

WILLIAM PENN BANCORPORATION

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY

(Dollars in thousands)

For the Years Ended June 30, 2021 and 2020

	Year ended June 30,
	2021	2020

INCOME
Interest on interest-bearing deposits with the Bank	$52	$8
Total income	52	8
EXPENSES
Professional fees	147	50
Merger relates expenses	—	532
Other expenses	44	12
Total expenses	191	594
Loss before income tax benefit and equity in undistributed net income of affiliates	(139)	(586)
Income tax benefit	(31)	(51)
Equity in undistributed net income of the Bank	3,887	1,863
NET INCOME	$3,779	$1,328
Comprehensive income	$3,639	$1,176

WILLIAM PENN BANCORPORATION

CONDENSED STATEMENTS OF CASH FLOW — PARENT COMPANY ONLY

(Dollars in thousands)

For the Years Ended June 30, 2021 and 2020

	Year ended
	June 30,
	2021	2020

Cash flows from operating activities
Net income	$3,779	$1,328
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(3,887)	(1,863)
Dividend from the Bank	—	4,000
Other	137	(61)
Net cash provided by operating activities	29	3,404
Cash flows from investing activities
Net second-step proceeds transferred to the Bank	(61,709)	—
Net cash used in investing activities	(61,709)	—
Cash flows from financing activities
Cash dividends	(1,886)	(1,983)
Issuance of common stock funded by stock subscriptions	128,861	—
Purchase of unearned common stock held by employee stock ownership plan	(10,112)	—
Purchase of treasury stock	(49)	—
Net cash provided by (used in) financing activities	116,814	(1,983)
Net increase in cash and cash equivalents	55,134	1,421
Cash and cash equivalents – beginning	2,861	1,440
Cash and cash equivalents – ending	$57,995	$2,861
Supplementary cash flows information
Income tax refunds	$(140)	$—

Note 21 — Subsequent Events

On July 21, 2021, the Company declared a one-time special dividend of $0.30 per common share, payable August 18, 2021, to common shareholders of record at the close of business on August 2, 2021.  As previously disclosed, the Company intends to pay regular cash dividends on a quarterly basis, but has not determined the timing of its first regular quarterly dividend.  In determining the amount of any future dividends, the board of directors will take into account the Company’s financial condition and results of operations, tax considerations, capital requirements and alternative uses for capital, industry standards, and economic conditions.  The Company cannot guarantee that it will pay such dividends or that, if paid, it will not reduce or eliminate dividends in the future.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: September 15, 2021	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth J. Stephon	Chairman, President and Chief Executive	September 15, 2021
Kenneth J. Stephon	Officer
(Principal Executive Officer)

/s/ Jonathan T. Logan	Executive Vice President and Chief	September 15, 2021
Jonathan T. Logan	Financial Officer
(Principal Financial and Accounting Officer)

/s/ William J. Feeney	Director	September 15, 2021
William J. Feeney

/s/ Craig Burton	Director	September 15, 2021
Craig Burton

/s/ D. Michael Carmody, Jr	Director	September 15, 2021
D. Michael Carmody, Jr

/s/ Charles Corcoran	Director	September 15, 2021
Charles Corcoran

/s/ Glenn Davis	Director	September 15, 2021
Glenn Davis

/s/ Christopher M. Molden	Director	September 15, 2021
Christopher M. Molden

/s/ William C. Niemczura	Director	September 15, 2021
William C. Niemczura

/s/ William B.K. Parry, Jr.	Director	September 15, 2021
William B.K. Parry, Jr.

/s/ Terry L Sager	Director	September 15, 2021
Terry L Sager

/s/ Vincent P. Sarubbi	Director	September 15, 2021
Vincent P. Sarubbi