Form 10-Q
period 2021-09-30
William Penn Bancorporation
filed 2021-11-04
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the issuer’s common stock, as of November 4, 2021:  15,170,566 shares.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of September 30, 2021 and June 30, 2021 (unaudited)

	September 30,	June 30,
	2021	2021

ASSETS
Cash and due from banks	$8,368	$11,102
Interest bearing deposits with other banks	119,580	157,620
Total cash and cash equivalents	127,948	168,722
Interest-bearing time deposits	1,350	1,850
Securities available for sale	127,007	123,335
Securities held to maturity, fair value of $37,669 and $0, as of September 30, 2021 and June 30, 2021, respectively	38,127	—
Equity securities	2,635	—
Loans receivable, net of allowance for loan losses of $3,591 and $3,613 as of September 30, 2021 and June 30, 2021, respectively	454,157	461,196
Premises and equipment, net	13,464	13,439
Regulatory stock, at cost	2,597	2,954
Deferred income taxes	3,716	3,574
Bank-owned life insurance	37,469	35,231
Goodwill	4,858	4,858
Intangible assets	880	937
Accrued interest receivable and other assets	8,733	6,312
TOTAL ASSETS	$822,941	$822,408

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$561,204	$553,103
Advances from Federal Home Loan Bank	34,000	41,000
Advances from borrowers for taxes and insurance	2,064	3,731
Accrued interest payable and other liabilities	12,628	7,648
TOTAL LIABILITIES	609,896	605,482
Commitments and contingencies (note 11)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 150,000,000 shares authorized; 15,170,566 shares issued and outstanding at both September 30, 2021 and June 30, 2021	152	152
Additional paid-in capital	168,354	168,349
Unearned common stock held by employee stock ownership plan	(9,901)	(10,004)
Retained earnings	55,102	58,493
Accumulated other comprehensive loss	(662)	(64)
TOTAL WILLIAM PENN BANCORPORATION STOCKHOLDERS' EQUITY	213,045	216,926
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$822,941	$822,408

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three Months Ended September 30, 2021 and 2020 (unaudited)

	Three Months Ended September 30,
	2021	2020

INTEREST INCOME
Loans receivable, including fees	$5,214	$5,893
Securities	664	653
Other	106	111
Total interest income	5,984	6,657
INTEREST EXPENSE
Deposits	484	1,081
Borrowings	238	359
Total interest expense	722	1,440

Net interest income	5,262	5,217

(Recovery) provision for loan losses	(30)	66

NET INTEREST INCOME AFTER (RECOVERY) PROVISION FOR LOAN LOSSES	5,292	5,151
OTHER INCOME
Service fees	213	183
Net gain on sale of securities	62	—
Earnings on bank-owned life insurance	238	112
Unrealized gain on equity securities	105	—
Net gain on disposition of premises and equipment	—	15
Other	87	90
Total other income	705	400
OTHER EXPENSES
Salaries and employee benefits	2,712	2,554
Occupancy and equipment	675	759
Data processing	421	422
Professional fees	248	188
Amortization of intangible assets	57	64
Prepayment penalties	64	161
Other	690	587
Total other expense	4,867	4,735

Income before income taxes	1,130	816

Income tax (benefit) expense	(30)	146
NET INCOME	$1,160	$670

Basic and diluted earnings per share	$0.08	$0.05

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the Three Months Ended September 30, 2021 and 2020 (unaudited)

	Three Months Ended September 30,
	2021	2020

Net income	$1,160	$670

Other comprehensive (loss) income:
Changes in net unrealized gain (loss) on securities available for sale	(710)	460
Tax effect	160	(103)
Reclassification adjustment for gain recognized in net income	(62)	—
Tax effect	14	—
Other comprehensive (loss) income, net of tax	(598)	357
Comprehensive income	$562	$1,027

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three Months Ended September 30, 2021 and 2020 (unaudited)

					Unearned		Accumulated
					Common		Other	Total
	Number	Common Stock	Additional	Treasury	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	Stock	held by ESOP	Earnings	Income/(Loss)	Equity
Balance, June 30, 2021	15,170,566	$152	$168,349	$—	$(10,004)	$58,493	$(64)	$216,926
Net income	—	—	—	—	—	1,160	—	1,160
Other comprehensive loss	—	—	—	—	—	—	(598)	(598)
ESOP shares committed to be released	—	—	5	—	103	—	—	108
Special cash dividend paid ($0.30 per share)	—	—	—	—	—	(4,551)	—	(4,551)
Balance, September 30, 2021	15,170,566	$152	$168,354	$—	$(9,901)	$55,102	$(662)	$213,045

					Unearned		Accumulated
					Common		Other	Total
	Number	Common Stock	Additional	Treasury	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	Stock	held by ESOP	Earnings	Income/(Loss)	Equity
Balance, June 30, 2020	14,628,530	$467	$42,932	$(3,710)	$—	$56,600	$76	$96,365
Net income	—	—	—	—	—	670	—	670
Other comprehensive income	—	—	—	—	—	—	357	357
Regular cash dividend paid ($0.13 per share)	—	—	—	—	—	(1,886)	—	(1,886)
Balance, September 30, 2020	14,628,530	$467	$42,932	$(3,710)	$—	$55,384	$433	$95,506

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Three Months Ended September 30, 2021 and 2020 (unaudited)

	Three Months Ended
	September 30,
	2021	2020

Cash flows from operating activities
Net income	$1,160	$670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Recovery) provision for loan losses	(30)	66
Depreciation expense	231	309
Other accretion, net	(258)	(966)
Net gain on disposition of premises and equipment	—	(15)
Amortization of core deposit intangibles	57	64
Amortization of ESOP	108	—
Net gain on sale of securities	(62)	—
Unrealized gain on equity securities	(105)	—
Earnings on bank-owned life insurance	(238)	(112)
Other, net	214	(955)
Net cash provided by (used in) operating activities	1,077	(939)
Cash flows from investing activities
Securities available for sale:
Purchases	(10,100)	(42,523)
Maturities, calls and principal paydowns	2,896	9,099
Proceeds from sale of securities	5,008	—
Securities held to maturity:
Purchases	(38,252)	—
Maturities, calls and principal paydowns	122	—
Equity securities:
Purchases	(2,500)	—
Net decrease in loans receivable	7,369	11,272
Interest bearing time deposits:
Maturities and principal paydowns	500	—
Purchase of bank-owned life insurance	(2,000)	—
Regulatory stock purchases	(1)	—
Regulatory stock redemptions	358	981
Purchases of premises and equipment, net	(256)	(302)
Proceeds from the sale of premises and equipment	—	425
Net cash used in investing activities	(36,856)	(21,048)
Cash flows from financing ctivities
Net increase in deposits	8,223	21,863
Repayment of borrowed funds	(7,000)	(23,197)
Decrease in advances from borrowers for taxes and insurance	(1,667)	(1,626)
Cash dividends	(4,551)	(1,886)
Net cash used in financing activities	(4,995)	(4,846)
Net decrease in cash and cash equivalents	(40,774)	(26,833)
Cash and cash equivalents - beginning	168,722	82,915
Cash and cash equivalents - ending	$127,948	$56,082
Supplementary cash flows information
Interest paid	$860	$1,513
Income tax (refunds) payments	(575)	25
Operating lease right-of-use asset recorded	2,804	—
Operating lease liabilities recorded	2,804	—
Unsettled purchases of securities available for sale	2,344	—
Premises transferred to held for sale	—	2,392

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

In connection with the second-step conversion offering, the William Penn Bank Employee Stock Ownership Plan (“ESOP”) trustees subscribed for, and intended to purchase, on behalf of the ESOP, 8% of the shares of the Company common stock sold in the offering and to fund its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock.  As previously disclosed, as a result of the second-step conversion offering being oversubscribed in the first tier of subscription priorities, the ESOP trustees were unable to purchase shares of the Company’s common stock in the second-step conversion offering.  Subsequent to the completion of the second-step conversion on March 24, 2021, the ESOP trustees purchased 881,130 shares, or $10.1 million, of the Company’s common stock in the open market.  Such shares represent 6.97% of the shares of the Company common stock sold in the offering.  The ESOP did not purchase any additional shares of Company common stock in connection with the second-step conversion and offering.

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At September 30, 2021, WPSLA held $154.9 million of the Bank’s $167.8 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing demand deposits.

Revenue Recognition

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments, along with noninterest revenue resulting from investment security and loan gains (losses) and earnings on bank owned life insurances, are not within the scope of ASC 606. The main types of noninterest income within the scope of ASC 606 include service charges on deposit accounts. The Company has contracts with its deposit customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. These fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

Segment Reporting

The Company acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business, and government customers. Through its branch network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful.

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

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three months ended September 30, 2021 and 2020. Earnings per share is computed by dividing net income available to common Stockholders by the weighted average number of shares of common stock outstanding. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $1.2 million and $670 thousand for the three months ended September 30, 2021 and, 2020, respectively, was used as the numerator.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended
	September 30,
(Dollars in thousands, except share and per share amounts)	2021	2020
Weighted-average common shares and common stock equivalents used to calculate basic and diluted earnings per share	14,301,956	14,628,530
Net income	$1,160	$670
Basic and diluted earnings per share	$0.08	$0.05

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following tables present the changes in the balances of each component of accumulated other comprehensive (loss) income (“AOCI”) for the three months ended September 30, 2021 and 2020. All amounts are presented net of tax.

(Dollars in thousands)
	Gains on Securities
	Available for Sale
Accumulated Other Comprehensive (Loss) Income (1)	2021	2020
Balance at June 30,	$(64)	$76
Other comprehensive (loss) income before reclassifications	(550)	357
Amounts reclassified from accumulated other comprehensive (loss) income	(48)	—
Period change	(598)	357
Balance at September 30,	$(662)	$433

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 22.5%.

The following table presents reclassifications out of AOCI by component for the three months ended September 30, 2021 and 2020:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income (1)
Details about Accumulated Other Comprehensive	Three Months Ended	Three Months Ended	Affected Line Item in the
(Loss) Income Components	September 30, 2021	September 30, 2020	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$62	$—	Net gain on sale of securities
Related income tax expense	(14)	—	Income tax (benefit) expense
	$48	$—
(1)	Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

Debt Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in debt securities are as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$51,172	$—	$(723)	$50,449
U.S. agency collateralized mortgage obligations	14,876	44	(295)	14,625
U.S. government agency securities	6,293	—	(60)	6,233
Municipal bonds	20,219	7	(662)	19,564
Corporate bonds	35,300	861	(25)	36,136
Total Available For Sale	$127,860	$912	$(1,765)	$127,007

Held To Maturity:
Mortgage-backed securities	$38,127	$—	$(458)	$37,669
Total Held To Maturity	$38,127	$—	$(458)	$37,669

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$55,385	$53	$(374)	$55,064
U.S. agency collateralized mortgage obligations	15,641	47	(255)	15,433
U.S. government agency securities	6,952	—	(56)	6,896
Municipal bonds	20,239	11	(389)	19,861
Corporate bonds	25,200	881	—	26,081
Total Available For Sale	$123,417	$992	$(1,074)	$123,335

The Company recognized $62 thousand of gross gains on the sale of $5.0 million of investment securities during the three months ended September 30, 2021.  The Company did not sell any investment securities during the three months ended September 30, 2020.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities be called or prepaid with or without penalties.

	September 30, 2021		September 30, 2021
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	73	72	—	—
Due after five years through ten years	37,765	38,589	—	—
Due after ten years	90,022	88,346	38,127	37,669
	$127,860	$127,007	$38,127	$37,669

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and June 30, 2021:

	September 30, 2021
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$45,290	$(643)	$2,815	$(80)	$48,105	$(723)
U.S. agency collateralized mortgage obligations	6,795	(102)	5,529	(193)	12,324	(295)
U.S. government agency securities	171	(1)	4,665	(59)	4,836	(60)
Municipal bonds	14,993	(530)	4,051	(132)	19,044	(662)
Corporate bonds	4,975	(25)	—	—	4,975	(25)
	72,224	(1,301)	17,060	(464)	89,284	(1,765)
Held To Maturity:
Mortgage-backed securities	37,669	(458)	—	—	37,669	(458)
	37,669	(458)	—	—	37,669	(458)
Total Temporarily Impaired Securities	$109,893	$(1,759)	$17,060	$(464)	$126,953	$(2,223)

	June 30, 2021
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$43,152	$(374)	$—	$—	$43,152	$(374)
U.S. agency collateralized mortgage obligations	10,613	(202)	2,407	(53)	13,020	(255)
U.S. government agency securities	6,896	(56)	—	—	6,896	(56)
Municipal bonds	17,748	(389)	—	—	17,748	(389)
Total Temporarily Impaired Securities	$78,409	$(1,021)	$2,407	$(53)	$80,816	$(1,074)

The Company evaluates its investment securities holdings for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. As part of this process, management considers its intent to sell each debt security and whether it is more likely than not the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, OTTI is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the most recent Statement of Financial Condition date. For securities that meet neither of these conditions, management performs analysis to determine whether any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed analysis, management uses indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating; the duration and level of the unrealized loss; prepayment assumptions; and certain other collateral-related characteristics such as delinquency rates, the security’s performance, and the severity of expected collateral losses.

The unrealized loss on securities greater than 12 months is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2021 and June 30, 2021. There were 58 investment securities that were temporarily impaired at September 30, 2021 and 42 investment securities that were temporarily impaired at June 30, 2021.

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

At September 30, 2021 and June 30, 2021, $3.4 million and $3.8 million, respectively, of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $2.6 million as of September 30, 2021.  During the three months ended September 30, 2021, the Company recorded $105 thousand of unrealized gains, which were recorded in Unrealized gain on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans at September 30, 2021 and June 30, 2021 are summarized as follows:

	September 30,		June 30,
	2021		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$162,822	35.51%	$173,306	37.22%
Home equity and HELOCs	34,546	7.53	37,222	7.99
Construction -residential	10,734	2.34	10,841	2.33
Commercial real estate:
1 - 4 family investor	120,620	26.31	120,581	25.90
Multi-family (five or more)	11,367	2.48	12,315	2.64
Commercial non-residential	104,759	22.85	96,612	20.75
Construction and land	6,474	1.41	6,377	1.37
Commercial	4,515	0.98	5,145	1.10
Consumer Loans	2,675	0.59	3,230	0.70
Total Loans	458,512	100.00%	465,629	100.00%

Unearned loan origination fees	(764)		(820)
Allowance for loan losses	(3,591)		(3,613)
Net Loans	$454,157		$461,196

As of September 30, 2021 and June 30, 2021, the Bank had $843 thousand and $1.5 million of outstanding Paycheck Protection Program (PPP) loans to 24 and 44 new and existing customers, respectively, that are included in commercial loans in the above table and are guaranteed by the Small Business Administration and mature in two years.  During the year ended June 30, 2020, the Bank modified approximately $49.8 million of existing loans in accordance with the provisions of the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide its customers with monetary relief.  Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a portion of the loans on deferral and the Bank received payments of principal and interest on a portion of the loans on deferral and, as of September 30, 2021, $1.8 million of loans remain on deferral under the CARES Act.

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $16.4 million and $18.6 million at September 30, 2021 and June 30, 2021, respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

Allowance for Loan Losses. The following tables set forth the allocation of the Bank’s allowance for loan losses by loan category at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio. The Company generally charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due.

The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. The Company considers the allowance for loan losses of $3.6 million adequate to cover loan losses inherent in the loan portfolio at both September 30, 2021 and June 30, 2021, respectively.

The following table presents by portfolio segment, the changes in the allowance for loan losses for the three months ended September 30, 2021 and 2020:

September 30, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	7	—	—	—	—	—	—	1	8
Provision (recovery)	(51)	(17)	(101)	33	(11)	114	6	(2)	(1)	(30)
Ending Balance	$658	$123	$386	$876	$148	$968	$368	$49	$15	$3,591

September 30, 2020	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$682	$166	$526	$801	$123	$727	$396	$83	$15	$3,519
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision (recovery)	49	(16)	(65)	58	(2)	53	40	(51)	—	66
Ending Balance	$731	$150	$461	$859	$121	$780	$436	$32	$15	$3,585

The following tables present the allowance for loan losses and recorded investment by loan portfolio classification as September 30, 2021 and June 30, 2021:

September 30, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	658	123	386	876	148	968	368	49	15	3,591
Total allowance	$658	$123	$386	$876	$148	$968	$368	$49	$15	$3,591

Loans receivable ending balance:
Individually evaluated for impairment	$1,743	$499	$—	$554	$503	$853	$—	$—	$—	$4,152
Collectively evaluated for impairment	83,773	13,988	8,487	99,093	10,781	78,746	6,474	3,421	529	305,292
Acquired non-credit impaired loans (1)	77,167	20,036	2,247	20,973	83	25,160	—	1,094	2,146	148,906
Acquired credit impaired loans (2)	139	23	—	—	—	—	—	—	—	162
Total portfolio	$162,822	$34,546	$10,734	$120,620	$11,367	$104,759	$6,474	$4,515	$2,675	$458,512
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

June 30, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	709	133	487	843	159	854	362	51	15	3,613
Total allowance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613

Loans receivable ending balance:
Individually evaluated for impairment	$1,907	$578	$—	$433	$176	$892	$—	$—	$—	$3,986
Collectively evaluated for impairment	87,540	14,617	8,582	98,043	12,008	68,530	6,377	4,151	535	300,383
Acquired non-credit impaired loans (1)	83,721	22,004	2,259	22,105	131	27,190	—	994	2,695	161,099
Acquired credit impaired loans (2)	138	23	—	—	—	—	—	—	—	161
Total portfolio	$173,306	$37,222	$10,841	$120,581	$12,315	$96,612	$6,377	$5,145	$3,230	$465,629
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

During the three months ended September 30, 2021, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment. The overall decrease in the allowance and provision credit during the three months ended September 30, 2021 can be primarily attributed to an improving economic outlook combined with continued stable asset quality metrics.

During the year ended June 30, 2021, the changes in the provision for loan losses related to one- to four-family residential real estate loans, residential real estate construction loans and commercial real estate land loans were primarily due to concerns with the risk profile of these portfolios in the current economic environment as impacted by the COVID-19 pandemic. The increase in reserves due to the COVID-19 pandemic was limited by the Bank making enhancements to its credit management function by adding new experienced team members and implementing an enhanced internal credit measurement and monitoring processes.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2021 and June 30, 2021. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at September 30, 2021 and June 30, 2021:

September 30, 2021
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$118,090	$10,864	$103,905	$6,474	$4,515	$243,848
Special Mention	2,054	—	332	—	—	2,386
Substandard	476	503	522	—	—	1,501
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$120,620	$11,367	$104,759	$6,474	$4,515	$247,735

June 30, 2021
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$118,175	$12,139	$95,720	$6,377	$5,145	$237,556
Special Mention	2,054	—	356	—	—	2,410
Substandard	352	176	536	—	—	1,064
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$120,581	$12,315	$96,612	$6,377	$5,145	$241,030

The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at September 30, 2021 and June 30, 2021:

Residential Real Estate and Consumer Loans
Credit Risk Internally Assigned
(Dollars in thousands)
September 30, 2021
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$159,295	$34,136	$10,734	$2,558	$206,723
Non-performing	3,527	410	—	117	4,054
	$162,822	$34,546	$10,734	$2,675	$210,777

June 30, 2021
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$169,532	$36,877	$10,841	$3,112	$220,362
Non-performing	3,774	345	—	118	4,237
	$173,306	$37,222	$10,841	$3,230	$224,599

Loans Acquired with Deteriorated Credit Quality

The outstanding principal and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of September 30, 2021 and June 30, 2021, are as follows:

(Dollars in thousands)	September 30, 2021	June 30, 2021
Outstanding principal balance	$244	$247
Carrying amount	162	161

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, for the period presented:

(Dollars in thousands)	Accretable Discount
Balance, May 1, 2020	$57
Accretion	(4)
Balance, June 30, 2020	$53
Accretion	(40)
Balance, June 30, 2021	$13
Accretion	(4)
Balance, September 30, 2021	$9

Loan Delinquencies and Non-accrual Loans

Following are tables which include an aging analysis of the recorded investment of past due loans as of September 30, 2021 and June 30, 2021.

	Aged Analysis of Past Due and Non-accrual Loans
	As of September 30, 2021
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$783	$293	$1,264	$2,340	$139	$160,343	$162,822	$—	$3,527
Home equity and HELOCs	112	8	150	270	23	34,253	34,546	—	410
Construction - residential	—	—	—	—	—	10,734	10,734	—	—
Commercial real estate:
1 - 4 family investor	252	—	400	652	—	119,968	120,620	—	476
Multi-family	331	—	172	503	—	10,864	11,367	—	503
Commercial non-residential	569	15	—	584	—	104,175	104,759	—	522
Construction and land	—	—	—	—	—	6,474	6,474	—	—
Commercial	—	—	—	—	—	4,515	4,515	—	—
Consumer	35	32	—	67	—	2,608	2,675	—	117
Total	$2,082	$348	$1,986	$4,416	$162	$453,934	$458,512	$—	$5,555

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2021
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$1,658	$561	$989	$3,208	$138	$169,960	$173,306	$—	$3,774
Home equity and HELOCs	58	150	80	288	23	36,911	37,222	—	345
Construction - residential	—	—	—	—	—	10,841	10,841	—	—
Commercial real estate:
1 - 4 family investor	81	—	271	352	—	120,229	120,581	—	352
Multi-family	—	344	176	520	—	11,795	12,315	—	176
Commercial non-residential	92	491	—	583	—	96,029	96,612	—	536
Construction and land	—	—	—	—	—	6,377	6,377	—	—
Commercial	—	—	—	—	—	5,145	5,145	—	—
Consumer	64	—	—	64	—	3,166	3,230	—	118
Total	$1,953	$1,546	$1,516	$5,015	$161	$460,453	$465,629	$—	$5,301

Interest income on non-accrual loans that would have been recorded if these loans had performed in accordance with their terms was approximately $65 thousand and $58 thousand, respectively, during the three months ended September 30, 2021 and 2020, respectively.

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, at September 30, 2021 and June 30, 2021.

September 30, 2021
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1 - 4 Family residential real estate	$1,743	$1,800	$—
Home equity and HELOCs	499	499	—
Construction Residential	—	—	—
1 - 4 Family investor commercial real estate	554	600	—
Multi-family	503	513	—
Commercial non-residential	853	872	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

With an allowance recorded:
1 - 4 Family	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction Residential	—	—	—
1 - 4 Family investor commercial real estate	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total:
1 - 4 Family	$1,743	$1,800	$—
Home equity and HELOCs	499	499	—
Construction Residential	—	—	—
1 - 4 Family investor commercial real estate	554	600	—
Multi-family	503	513	—
Commercial non-residential	853	872	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

The impaired loans table above includes accruing troubled debt restructuings (“TDRs”) in the amount of $908 thousand that are performing in accordance with their modified terms. The Company recognized $12 thousand of interest income on accruing TDRs during the three months ended September 30, 2021. The table above does not include $162 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

June 30, 2021
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1-4 Family residential real estate	$1,907	$1,943	$—
Home equity and HELOCs	578	587	—
Construction Residential	—	—	—
1 - 4 Family investor commercial real estate	433	477	—
Multi-family	176	180	—
Commercial non-residential	892	900	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

With an allowance recorded:
1-4 Family residential real estate	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction Residential	—	—	—
1 - 4 Family investor commercial real estate	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total:
1-4 Family residential real estate	$1,907	$1,943	$—
Home equity and HELOCs	578	587	—
Construction Residential	—	—	—
1 - 4 Family investor commercial real estate	433	477	—
Multi-family	176	180	—
Commercial non-residential	892	900	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

The impaired loans table above includes accruing TDRs in the amount of $935 thousand that are performing in accordance with their modified terms. The Company recognized $13 thousand of interest income on accruing TDRs during the three months ended September 30, 2020.  The table above does not include $161 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

The following tables include the average recorded investment balances for impaired loans and the interest income recognized for the three months ended September 30, 2021 and September 30, 2020.

September 30, 2021	Three Months Ended
	Average	Interest
	Recorded	Income
(Dollars in thousands)	Investment	Recognized
With no related allowance recorded:
1-4 Family residential real estate	$1,802	$—
Home equity and HELOCs	558	5
Construction Residential	—	—
1-4 Family investor commercial real estate	461	1
Multi-family	258	—
Commercial non-residential	870	6
Construction and land	—	—
Commercial	—	—
Consumer	—	—

With an allowance recorded:
1-4 Family residential real estate	$—	$—
Home equity and HELOCs	—	—
Construction Residential	—	—
1-4 Family investor commercial real estate
Multi-family	—	—
Commercial non-residential	—	—
Construction and land	—	—
Commercial	—	—
Consumer	—	—

Total:
1-4 Family residential real estate	$1,802	$—
Home equity and HELOCs	558	5
Construction Residential	—	—
1-4 Family investor commercial real estate	461	1
Multi-family	258	—
Commercial non-residential	870	6
Construction and land	—	—
Commercial	—	—
Consumer	—	—

September 30, 2020	Three Months Ended
	Average	Interest
	Recorded	Income
(Dollars in thousands)	Investment	Recognized
With no related allowance recorded:
1-4 Family residential real estate	$471	$6
Home equity and HELOCs	686	5
Construction Residential	—	—
1-4 Family investor commercial real estate	778	6
Multi-family	185	2
Commercial non-residential	667	9
Construction and land	—	—
Commercial	—	—
Consumer	—	—

With an allowance recorded:
1-4 Family residential real estate	$—	$—
Home equity and HELOCs	—	—
Construction Residential	—	—
1-4 Family investor commercial real estate
Multi-family	—	—
Commercial non-residential	—	—
Construction and land	—	—
Commercial	—	—
Consumer	—	—

Total:
1-4 Family residential real estate	$471	$6
Home equity and HELOCs	686	5
Construction Residential	—	—
1-4 Family investor commercial real estate	778	6
Multi-family	185	2
Commercial non-residential	667	9
Construction and land	—	—
Commercial	—	—
Consumer	—	—

Generally, the Bank will charge-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the three months ended September 30, 2021 an 2020, had impaired loans been current according to their original terms, amounted to $34 thousand and $16 thousand, respectively.

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

During the three months ended June 30, 2020, the Bank began providing customer relief programs, such as payment deferrals or interest only payments on loans, in accordance with the CARES Act. The Bank does not consider a modification to be a TDR if it occurred as a result of the loan forbearance program under the CARES Act. Currently, the CARES Act provides that a loan term modification does not automatically result in TDR status if the modification is made on a good-faith basis in response to COVID-19 to borrowers who were classified as current and not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the COVID-19 pandemic national emergency, or (b) January 1, 2022. During the three months ended June 30, 2020, the Bank modified approximately $49.8 million of loans to provide its customers this monetary relief. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a portion of the loans on deferral and the Bank received payments of principal and interest on a portion of the loans on deferral and, as of September 30, 2021, $1.8 million of loans remain on deferral under the CARES Act.

During the three months ended September 30, 2021 and the year ended June 30, 2021, there were no loans modified that were identified as a TDR. The Company did not experience any re-defaulted TDRs subsequent to the loan being modified during the three months ended September 30, 2021 and the year ended June 30, 2021.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
(Dollars in thousands)	2021	2021
Land	$2,581	$2,581
Office buildings and improvements	13,100	12,932
Furniture, fixtures and equipment	2,516	2,428
Automobiles	50	50
	18,247	17,991

Accumulated depreciation	(4,783)	(4,552)
	$13,464	$13,439

Depreciation expense amounted to $231 thousand and $309 thousand for the three months ended September 30, 2021 and 2020, respectively.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the 2018 acquisition of Audubon Savings Bank. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the 2020 acquisitions of Fidelity Savings and Loan Association of Bucks County (“Fidelity”) and Washington Savings Bank (“Washington”), respectively. As of September 30, 2021 and June 30, 2021, the other intangibles consisted of $880 thousand and $937 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2021, management included considerations of the current economic environment caused by COVID-19 in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2021. During the three months ended September 30, 2021, management considered the current economic environment caused by the COVID-19 pandemic in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three months ended September 30, 2021.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2021	$4,858	$937
Adjustments:
Additions	—	—
Amortization	—	(57)
Balance, September 30, 2021	$4,858	$880

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2020	$4,858	$1,192
Adjustments:
Additions	—	—
Amortization	—	(64)
Balance, September 30, 2020	$4,858	$1,128

Aggregate amortization expense was $57 thousand and $64 thousand for the three months ended September 30, 2021 and 2020, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of September 30, 2021 and June 30, 2021:

(Dollars in thousands)	September 30, 2021	June 30, 2021
Non-interest bearing checking	$54,963	$51,086
Interest bearing checking	102,888	104,214
Money market accounts	150,606	136,719
Savings and club accounts	101,462	100,781
Certificates of deposit	151,285	160,303
	$561,204	$553,103

Note 10 – Advances from Federal Home Loan Bank

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $290.7 million and $280.8 million at September 30, 2021 and June 30, 2021, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $420.9 million and $407.4 million of loans pledged as collateral as of September 30, 2021 and June 30, 2021, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $2.3 million and $2.7 million at September 30, 2021 and June 30, 2021, respectively. On July 20, 2021, the Bank paid off $7.0 million of advances from the FHLB of Pittsburgh due to the low interest rate environment and excess cash held on the Company’s Consolidated Statements of Financial Condition.

Advances from the FHLB of Pittsburgh consisted of the following as of September 30, 2021 and June 30, 2021:

(Dollars in thousands)	September 30, 2021	June 30, 2021
FHLB advances:
Convertible	$20,000	$20,000
Fixed	14,000	14,000
Mid-term	—	7,000
Total FHLB advances	$34,000	$41,000

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

A summary of the Company's loan commitments is as follows as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
(Dollars in thousands)	2021	2021
Commitments to extend credit	$31,414	$35,350
Unfunded commitments under lines of credit	64,855	50,583
Standby letters of credit	1,000	2,000

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

As of September 30, 2021 and June 30, 2021, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

In an effort to reduce regulatory burden, legislation enacted in May 2018 required the federal banking agencies to establish an optional “community bank leverage ratio” of between 8% to 10% tangible equity to average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements and would be considered well-capitalized under the prompt corrective action framework. The federal regulators issued a final rule, effective January 1, 2020, that set the elective community bank leverage ratio at 9% tier 1 capital to average total consolidated assets. The Bank elected to adopt the optional community bank leverage ratio framework in the first quarter of 2020.

Management believes, as of September 30, 2021 and June 30, 2021, that the Bank meets all capital adequacy requirements to which it is subject.

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

A “small holding company,” as defined under Federal Reserve Board regulations as a bank holding company or savings and loan holding company with less than $3 billion of consolidated assets, such as the Company, is generally not subject to the regulatory capital requirements applicable to the Bank and outlined above, unless otherwise directed by the Federal Reserve Board.  The leverage ratios of the Bank at September 30, 2021 and June 30, 2021 are as follows:

To be Well Capitalized Under
			For Capital		Prompt Corrective Action
As of September 30, 2021	Actual		Adequacy Purposes		Provisions
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$153,322	18.82%	$32,583	4.00%	$40,729	5.00%

To be Well Capitalized Under
			For Capital		Prompt Corrective Action
As of June 30, 2021	Actual		Adequacy Purposes		Provisions
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$152,104	18.89%	$32,203	4.00%	$40,254	5.00%

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of September 30, 2021 and June 30, 2021, by level within the fair value hierarchy.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale:
Mortgage-backed securities	$—	$50,449	$—	$50,449
U.S. agency collateralized mortgage obligations	—	14,625	—	14,625
U.S. government agency securities	—	6,233	—	6,233
Municipal bonds	—	19,564	—	19,564
Corporate bonds	—	36,136	—	36,136
Equity securities	2,635	—	—	2,635
Total Assets	$2,635	$127,007	$—	$129,642

	June 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale:
Mortgage-backed securities	$—	$55,064	$—	$55,064
U.S. agency collateralized mortgage obligations	—	15,433	—	15,433
U.S. government agency securities	—	6,896	—	6,896
Municipal bonds	—	19,861	—	19,861
Corporate bonds	—	26,081	—	26,081
Total Assets	$—	$123,335	$—	$123,335

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of September 30, 2021 and June 30, 2021, the Company charged-off the collateral deficiency on impaired loans. As a result, there were no specific reserves on impaired loans as of September 30, 2021 and June 30, 2021.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of September 30, 2021, there were no assets required to be measured and reported at fair value on a non-recurring basis. As of June 30, 2021, assets required to be measured and reported at fair value on a non-recurring basis are summarized as follows:

	June 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Other real estate owned	$—	$—	$75	$75
	$—	$—	$75	$75

Quantitative information regarding assets measured at fair value on a non-recurring basis as of June 30, 2021 is as follows:

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

Securities Available for Sale and Held to Maturity

The fair value of investment and mortgage-backed securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Equity Securities

The fair value of equity securities is equal to the available quoted market price.

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

The following tables set forth the carrying value of financial assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition for the periods indicated.  The tables below exclude financial instruments for which the carrying amount approximates fair value.

	Fair Value Measurements at September 30, 2021
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$454,157	$465,506	$—	$—	$465,506
Securities Held to Maturity	38,127	37,669	—	37,669	—

Financial instruments - liabilities:
Certificates of deposit	151,285	152,550	—	—	152,550
Advances from Federal Home Loan Bank	34,000	34,993	—	—	34,993

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2021
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$461,196	$472,292	$—	$—	$472,292

Financial instruments - liabilities:
Certificates of deposit	160,303	161,057	—	—	161,057
Advances from Federal Home Loan Bank	41,000	42,098	—	—	42,098

Off-balance sheet financial instruments	—	—	—	—	—

Note 14 – Leases

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

Substantially all of the leases in which the Company is the lessee include real estate property for branches and office space with terms extending through 2043. All of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Statements of Financial Condition. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, on the Company’s Consolidated Statements of Financial Condition.

The following tables present the Consolidated Statements of Financial Condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months of less), or equipment leases (deemed immaterial) on the Consolidated Statements of Financial Condition.

(in thousands)		September 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$4,819
Total Right-of-Use Assets		$4,819

(in thousands)		September 30, 2021
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$5,036
Total Lease Liabilities		$5,036

(in thousands)		June 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$2,108
Total Right-of-Use Assets		$2,108

(in thousands)		June 30, 2021
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$2,307
Total Lease Liabilities		$2,307

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

On September 7, 2021, the Company opened a new branch office located in Doylestown in Bucks County, Pennsylvania. During the three months ended September 30, 2021, the Company’s lease agreement for this branch office commenced, which resulted in an increase of the ROU asset and lease liability of $2.8 million.

	September 30,
	2021
Weighted average remaining lease term
Operating leases	16.5	years
Weighted average discount rate
Operating leases	2.21%

	June 30,
	2021
Weighted average remaining lease term
Operating leases	9.8	years
Weighted average discount rate
Operating leases	1.76%

The Company recorded $114 thousand and $85 thousand of net lease costs during the three months ended September 30, 2021 and 2020, respectively.  Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2021 were as follows:

September 30,
2021
Operating
(in thousands)	Leases
Twelve months ended September 30,
2022	$509
2023	520
2024	524
2025	461
2026	266
Thereafter	3,930
Total future minimum lease payments	$6,210
Amounts representing interest	(1,174)
Present value of net future minimum lease payments	$5,036

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the current coronavirus (COVID-19) pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) the inability to successfully deploy the proceeds raised in our recently completed second-strp conversion offering; (xiii) adverse changes in the securities markets; (xiv) the inability of third party service providers to perform; and (xv) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. We also have approximately $5.6 million as of September 30, 2021 in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties and uncertainties and the COVID-19 pandemic, the ultimate amount of loss could vary from that estimate.

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

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at September 30, 2021. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three months ended September 30, 2021, management considered the then current economic environment caused by the COVID-19 pandemic in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three months ended September 30, 2021.

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

As of September 30, 2021, we had net deferred tax assets totaling $3.7 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at September 30, 2021 and June 30, 2021

Summary.  Total assets increased $533 thousand, or 0.1%, to $822.9 million at September 30, 2021, from $822.4 million at June 30, 2021.  The increase in total assets can primarily be attributed to a $43.9 million increase in total investments, a $2.2 million increase in bank-owned life insurance and a $2.4 million increase in other assets, partially offset by a $40.8 million decrease in cash and cash equivalents and a $7.0 million decrease in net loans.

Cash and cash equivalents decreased $40.8 million, or 24.2%, to $127.9 million at September 30, 2021, from $168.7 million at June 30, 2021.  The decrease in cash and cash equivalents was primarily driven by a $43.9 million increase in total investments, a $7.0 million decrease in advances from the FHLB and a $2.2 million increase in bank-owned life insurance, partially offset by an $8.1 million increase in deposits and a $7.0 million decrease in net loans.

Investments.  Total investments increased $43.9 million, or 35.1%, to $169.1 million at September 30, 2021, from $125.2 million at June 30, 2021. During the quarter ended September 30, 2021, the Company invested a portion of the excess cash in available-for-sale, held-to-maturity, and other securities.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans.  Net loans decreased $7.0 million, or 1.5%, to $454.2 million at September 30, 2021, from $461.2 million at June 30, 2021.  During the quarter ended September 30, 2021, the Company originated $23.8 million of new loans that were more than offset by $30.8 million of loan paydowns and payoffs.  The COVID-19 pandemic and low interest rate environment have created a highly competitive market for lending.  The Company maintains conservative lending practices and is focused on lending to borrowers with high credit quality within its market footprint.

As of September 30, 2021 and June 30, 2021, the Bank had $843 thousand and $1.5 million of outstanding Paycheck Protection Program (PPP) loans to 24 and 44 new and existing customers, respectively, that are guaranteed by the Small Business Administration and mature in two years.  During the year ended June 30, 2020, the Bank modified approximately $49.8 million of existing loans in accordance with the provisions of the 2020 CARES Act to provide its customers with monetary relief.  Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on a portion of the loans on deferral and the Bank received payments of principal and interest on a portion of the loans on deferral and, as of September 30, 2021, $1.8 million of loans remain on deferral under the CARES Act.  For more information, see note 6 to the Consolidated Financial Statements of the Company included in Item 1 of this Quarterly Report on Form 10-Q.

Bank-owned life insurance. Bank-owned life insurance increased $2.2 million, or 6.4%, to $37.4 million at September 30, 2021, from $35.2 million at June 30, 2021.  Management purchased $2.0 million of bank-owned life insurance during the quarter ended September 30, 2021.  Management believes that bank-owned life insurance is a low-risk investment alternative with an attractive yield.

Deposits.  Deposits increased $8.1 million, or 1.5%, to $561.2 million at September 30, 2021, from $553.1 million at June 30, 2021.  The increase in deposits was primarily due to a $17.1 million increase in core deposits, partially offset by a $9.0 million decrease in time deposits.  The decrease in time deposits was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based deposit accounts.

Borrowings.  Borrowings decreased $7.0 million, or 17.1%, to $34.0 million at September 30, 2021, from $41.0 million at June 30, 2021.  The decrease in borrowings was due to the prepayment $7.0 million of higher-cost advances from the FHLB of Pittsburgh during the quarter ended September 30, 2021.  We made a strategic decision to use $7.0 million of cash to prepay higher-cost advances from the FHLB of Pittsburgh that effectively removed a negative spread from our Statement of Financial Condition.

Stockholders’ Equity.  Stockholders’ equity decreased $3.9 million, or 1.8%, to $213.0 million at September 30, 2021, from $216.9 million at June 30, 2021.  The decrease in stockholders’ equity was primarily due to the payment of a $0.30 per share one-time special cash dividend in August 2021 totaling $4.6 million and a $598 thousand increase in the accumulated other comprehensive loss component of the unrealized loss on available-for sale securities, partially offset by $1.2 million of net income recorded during the quarter ended September 30, 2021.  Tangible book value per share (a non-GAAP financial measure) measured $13.67 as of September 30, 2021 compared to $13.92 as of June 30, 2021.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of tangible book value per share to book value per share.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended September 30,
			Change 2021/2020
(Dollars in thousands)	2021	2020	$	%
Net interest income	$5,262	$5,217	$45	0.86%
(Recovery) provision for loan losses	(30)	66	(96)	(145.45)
Non-interest income	705	400	305	76.25
Non-interest expenses	4,867	4,735	132	2.79
Income tax (benefit) expense	(30)	146	(176)	(120.55)
Net income	$1,160	$670	$490	73.13%
Return on average assets	0.56%	0.36%
Return on average equity	2.16	2.80

General

The Company recorded net income of $1.2 million, or $0.08 per diluted share, for the three months ended September 30, 2021, compared to net income of $670 thousand, or $0.05 per diluted share, for the three months ended September 30, 2020.

Net Interest Income

For the three months ended September 30, 2021, net interest income was $5.3 million, an increase of $45 thousand, or 0.9%, from the three months ended September 30, 2020.  The increase in net interest income was primarily due to a $718 thousand decrease in interest expense primarily due to the re-pricing of deposits in the current low interest rate environment and the prepayment of advances from the FHLB of Pittsburgh.  These increases to net interest income were partially offset by a decrease in interest income on loans due to a decrease in the average balance of loans and a decrease in the yield on loans driven by the current low interest rate environment.  The net interest margin measured 2.80% for the three months ended September 30, 2021 compared to 3.11% for the same period in 2020.  The decrease in the net interest margin is consistent with the recent decrease in interest rates and current margin compression that is primarily due to the ongoing COVID-19 pandemic and its continued impact on the economy and interest rate environment, as well as the excess cash that the Bank held during the three months ended September 30, 2021 in connection with the second-step conversion offering that was completed in March 2021.

Provision for Loan Losses

The provision for loan losses was a $30 thousand credit during the quarter ended September 30, 2021 compared to an expense of $66 thousand during the quarter ended September 30, 2020.  The provision credit for the quarter ended September 30, 2021 was primarily due to an improving economic outlook combined with continued stable asset quality metrics, including net recoveries during the quarter and non-performing assets to total assets of 0.68% as of September 30, 2021 as compared to 0.67% as of September 30, 2020.  Our allowance for loan losses totaled $3.6 million, or 1.16% of total loans, excluding acquired loans (a non-GAAP financial measure), as of September 30, 2021, compared to $3.6 million, or 1.19% of total loans, excluding acquired loans (a non-GAAP financial measure), as of June 30, 2021.  Based on a review of the loans that were in the loan portfolio at September 30, 2021, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020
Service fees	$213	$183
Net gain on sale of securities	62	—
Earnings on bank-owned life insurance	238	112
Net gain on disposition of premises and equipment	—	15
Unrealized gain on equity securities	105	—
Other	87	90
Total	$705	$400

For the three months ended September 30, 2021, non-interest income totaled $705 thousand, an increase of $305 thousand, or 76.3%, from the three months ended September 30, 2020.  The increase was primarily due to a $126 thousand increase in earnings on bank-owned life insurance due to the purchase of additional bank-owned life insurance during the three months ended September 30, 2021 and June 30, 2021, a $62 thousand increase in the net gain on sale of investment securities, and a $105 thousand unrealized net gain on equity securities recorded during the three months ended September 30, 2021.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020
Salaries and employee benefits	$2,712	$2,554
Occupancy and equipment	675	759
Data processing	421	422
Professional fees	248	188
Amortization of intangible assets	57	64
Loss on lease abandonment	—	—
Prepayment penalties	64	161
Other	690	587
Total	$4,867	$4,735

For the three months ended September 30, 2021, non-interest expense totaled $4.9 million, an increase of $132 thousand, or 2.8%, from the three months ended September 30, 2020.  The increase in non-interest expense was primarily due to a $158 thousand increase in salaries and employee benefits due to the addition of new employees in connection with the build out of the Company’s commercial lending and credit functions and an increase in business development costs.  These increases to non-interest expense were partially offset by a $97 thousand decrease in prepayment penalties associated with the prepayment of $7.0 million and $23.2 million of advances from the FHLB of Pittsburgh during the three months ended September 30, 2021 and 2020, respectively.

Income Taxes

For the three months ended September 30, 2021, we recorded a $30 thousand net income tax benefit, reflecting an effective tax rate of (2.7)%, compared to a $146 thousand provision for income taxes, reflecting an effective tax rate of 17.9%, for the same period in 2020.  The decrease in the provision for income taxes for the three months ended September 30, 2021 compared to the same period a year ago is primarily due to a $235 thousand income tax benefit recorded during the three months ended September 30, 2021 related to refunds received associated with the carryback of net operating losses under the CARES Act.  The effective tax rate for the three months ended September 30, 2021 compared to the same period a year ago was also impacted by the previously discussed income tax benefit from refunds received associated with the carryback of net operating losses under the CARES Act.

Asset Quality

During the three months ended September 30, 2021, nonperforming assets increased 4.7% to $5.6 million from $5.4 million as of June 30, 2021. The increase in nonperforming assets was driven by an increase in nonaccrual loans primarily due to one multi-family commercial real estate loan for $331 thousand becoming 90 days or more delinquent and placed on non-accrual status during the three months ended September 30, 2021.  This loan has a strong loan-to-value ratio and we do not currently anticipate any loss exposure.

Total nonperforming loans consisted of 39 loans to 38 unrelated borrowers at September 30, 2021, as compared to 38 loans to 37 unrelated borrowers at June 30, 2021.  The increase in the number of nonperforming loans can primarily be attributed to the previously discussed loan moving to non-accrual status.  Interest income related to non-performing loans would have been approximately $65 thousand during the three months ended September 30, 2021 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no new troubled debt restructurings (“TDRs”) during the three months ended September 30, 2021.

Impaired loans at September 30, 2021 included $908 thousand of performing loans whose terms have been modified in TDRs, compared to $935 thousand at June 30, 2021. The amount of TDR loans included in impaired loans decreased as a result principal payments and pay-offs. These restructured loans are being monitored by management and are performing in accordance with their restructured terms.

At September 30, 2021, none of our thirty-nine substandard loans with an aggregate balance of $5.6 million were considered TDRs.

Average Balances and Yields

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. Loan fees, including prepayment fees, are included in interest income on loans and are not material. Non-accrual loans are included in the average balances only.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended September 30,
	2021			2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$459,034	$5,214	4.54%	$503,014	$5,893	4.69%
Investment securities(2)	131,784	664	2.02	109,077	653	2.39
Other interest-earning assets	160,400	106	0.26	59,940	111	0.74
Total interest-earning assets	751,218	5,984	3.19	672,031	6,657	3.96
Non-interest-earning assets	71,109			59,361
Total assets	$822,327			$731,392
Interest-bearing liabilities:
Interest-bearing checking accounts	$103,803	19	0.07%	$101,268	51	0.20%
Money market deposit accounts	145,032	122	0.34	137,852	326	0.95
Savings and club accounts	101,171	26	0.10	94,775	43	0.18
Certificates of deposit	155,786	317	0.81	198,320	661	1.33
Total interest-bearing deposits	505,792	484	0.38	532,215	1,081	0.81
FHLB advances and other borrowings	35,457	238	2.68	55,058	359	2.61
Total interest-bearing liabilities	541,249	722	0.53	587,273	1,440	0.98
Non-interest-bearing liabilities:
Non-interest-bearing deposits	50,670			41,260
Other non-interest-bearing liabilities	15,520			5,837
Total liabilities	607,439			634,370
Total equity	214,888			97,022
Total liabilities and equity	$822,327			$731,392
Net interest income		$5,262			$5,217
Interest rate spread(3)		2.66%			2.98%
Net interest-earning assets(4)	$209,969			$84,758
Net interest margin(5)		2.80%			3.11%
Ratio of interest-earning assets to interest-bearing liabilities	138.79%			114.43%

(1) Includes nonaccrual loan balances and interest recognized on such loans.
(2) Includes securities available for sale, securities held to maturity, and equity securities.
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

	Three Months Ended 9/30/2021
	Compared to
	Three Months Ended 09/30/2020
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Loans	$1,161	$(1,840)	$(679)
Investment securities	476	(465)	11
Other interest-earning assets	409	(414)	(5)
Total interest-earning assets	2,046	(2,719)	(673)
Interest expense:
Interest-bearing checking accounts	9	(41)	(32)
Money market deposit accounts	110	(314)	(204)
Savings and club accounts	18	(35)	(17)
Certificates of deposit	(2,102)	1,758	(344)
Total interest-bearing deposits	(1,965)	1,368	(597)
FHLB advances and other borrowings	(190)	69	(121)
Total interest-bearing liabilities	(2,155)	1,437	(718)
Net change in net interest income	$4,201	$(4,156)	$45

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

(Dollars in thousands, except share and per share data)
	As of September 30,	As of June 30,
Calculation of Tangible Book Value per Share:	2021	2021
Total Stockholders' Equity	$213,045	$216,926
Less: Goodwill and other intangible assets	5,738	5,795
Total tangible equity (non-GAAP)	207,307	211,131

Total common shares outstanding	15,170,566	15,170,566

Book value per share (GAAP)	$14.04	$14.30
Tangible book value per share (non-GAAP)	$13.67	$13.92

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

(Dollars in thousands)
	As of September 30,	As of June 30,
Calculation of the Ratio of the Allowance for Loan Losses to Total Loans, Excluding Acquired Loans:	2021	2021
Gross loans receivable	$458,512	$465,629
Less: Loans acquired in a business combination	149,068	161,260
Gross loans receivable, excluding acquired loans (non-GAAP)	309,444	304,369

Allowance for loan losses	$3,591	$3,613

Allowance for loan losses to total loans (GAAP)	0.78%	0.78%
Allowance for loan losses to total loans, excluding acquired loans (non-GAAP)	1.16%	1.19%

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 44.6% as of September 30, 2021 compared to 44.3% as of June 30, 2021. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and advances from the FHLB of Pittsburgh. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances. As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $290.7 million with the FHLB of Pittsburgh at September 30, 2021. There were $34.0 million of FHLB of Pittsburgh advances outstanding at September 30, 2021.

At September 30, 2021, we had outstanding commitments to originate loans of $31.4 million, unfunded commitments under lines of credit of $64.9 million and $1.0 million of standby letters of credit. At September 30, 2021, certificates of deposit scheduled to mature in less than one year totaled $85.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at September 30, 2021 indicates a level of risk within the parameters of our model. Our management believes that the September 30, 2021 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at September 30, 2021. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of September 30, 2021, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	1.28%	$191,434	(1.17)%
+100	0.56	194,061	0.19
0	—	193,702	—
-50	(0.19)	184,231	(4.89)

As of September 30, 2021, based on the scenarios above, net interest income would increase by approximately 0.56% to 1.28%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately (0.19)% in a declining interest rate environment over the same period.

Economic value at risk would be positively impacted by a 100 basis point rise in interest rates.  Economic value at risk would be negatively impacted by both a 200 basis point rise in interest rates and a decline in interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. The difference between the two results reflects the relatively long terms of a portion of our assets which is captured by the economic value at risk but has less impact on the one-year net interest income sensitivity.

Overall, our September 30, 2021 analysis indicates that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

During the quarter ended September 30, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission on September 15, 2021 (the “Form 10-K”).  As of September 30, 2021, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under current federal regulations, subject to limited exceptions, the Company may not repurchase shares of its common stock during the first year following the completion of its second-step conversion offering, which was completed on March 24, 2021. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2021.

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

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: November 4, 2021	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)