Form 10-Q
period 2021-12-31
William Penn Bancorporation
filed 2022-02-03
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of the issuer’s common stock, as of February 3, 2022:  15,170,566 shares.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of December 31, 2021 and June 30, 2021 (unaudited)

	December 31,	June 30,
	2021	2021

ASSETS
Cash and due from banks	$6,014	$11,102
Interest bearing deposits with other banks	54,611	157,620
Total cash and cash equivalents	60,625	168,722
Interest-bearing time deposits	1,100	1,850
Securities available for sale	133,081	123,335
Securities held to maturity, fair value of $104,750 and $0, as of December 31, 2021 and June 30, 2021, respectively	105,826	—
Equity securities	2,640	—
Loans receivable, net of allowance for loan losses of $3,564 and $3,613 as of December 31, 2021 and June 30, 2021, respectively	456,776	461,196
Premises and equipment, net	13,428	13,439
Regulatory stock, at cost	2,562	2,954
Deferred income taxes	3,640	3,574
Bank-owned life insurance	37,747	35,231
Goodwill	4,858	4,858
Intangible assets	824	937
Accrued interest receivable and other assets	10,862	6,312
TOTAL ASSETS	$833,969	$822,408

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$570,796	$553,103
Advances from Federal Home Loan Bank	34,000	41,000
Advances from borrowers for taxes and insurance	2,788	3,731
Accrued interest payable and other liabilities	12,505	7,648
TOTAL LIABILITIES	620,089	605,482
Commitments and contingencies (note 11)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 150,000,000 shares authorized; 15,170,566 shares issued and outstanding at December 31, 2021 and June 30, 2021	152	152
Additional paid-in capital	168,360	168,349
Unearned common stock held by employee stock ownership plan	(9,800)	(10,004)
Retained earnings	56,277	58,493
Accumulated other comprehensive loss	(1,109)	(64)
TOTAL WILLIAM PENN BANCORPORATION STOCKHOLDERS' EQUITY	213,880	216,926
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$833,969	$822,408

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three and Six Months Ended December 31, 2021 and 2020 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

INTEREST INCOME
Loans receivable, including fees	$5,109	$6,233	$10,323	$12,126
Securities	1,033	472	1,697	1,125
Other	40	79	146	190
Total interest income	6,182	6,784	12,166	13,441
INTEREST EXPENSE
Deposits	421	918	905	1,999
Borrowings	231	267	469	626
Total interest expense	652	1,185	1,374	2,625

Net interest income	5,530	5,599	10,792	10,816

Provision (recovery) for loan losses	—	32	(30)	98

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	5,530	5,567	10,822	10,718
OTHER INCOME
Service fees	243	186	456	369
Net (loss) gain on sale of securities	—	(30)	62	(30)
Earnings on bank-owned life insurance	278	98	516	210
Unrealized gain on equity securities	35	—	140	—
Net gain on disposition of premises and equipment	—	454	—	469
Other	108	132	195	222
Total other income	664	840	1,369	1,240
OTHER EXPENSES
Salaries and employee benefits	2,796	2,526	5,508	5,080
Occupancy and equipment	726	655	1,401	1,414
Data processing	419	509	840	931
Professional fees	241	217	489	405
Amortization of intangible assets	56	64	113	128
Prepayment penalties	—	—	64	161
Other	601	690	1,291	1,277
Total other expense	4,839	4,661	9,706	9,396

Income before income taxes	1,355	1,746	2,485	2,562

Income tax expense	180	370	150	516
NET INCOME	$1,175	$1,376	$2,335	$2,046

Basic and diluted earnings per share	$0.08	$0.09	$0.16	$0.14

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the Three and Six Months Ended December 31, 2021 and 2020 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Net income	$1,175	$1,376	$2,335	$2,046

Other comprehensive (loss) income:
Changes in net unrealized gain (loss) on securities available for sale	(576)	367	(1,285)	827
Tax effect	129	(83)	288	(186)
Reclassification adjustment for loss (gain) recognized in net income	—	30	(62)	30
Tax effect	—	(7)	14	(7)
Other comprehensive (loss) income, net of tax	(447)	307	(1,045)	664
Comprehensive income	$728	$1,683	$1,290	$2,710

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three and Six Months Ended December 31, 2021 and 2020 (unaudited)

					Unearned		Accumulated
					Common		Other	Total
	Number	Common Stock	Additional	Treasury	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	Stock	held by ESOP	Earnings	Income/(Loss)	Equity
Balance, June 30, 2021	15,170,566	$152	$168,349	$—	$(10,004)	$58,493	$(64)	$216,926
Net income	—	—	—	—	—	1,160	—	1,160
Other comprehensive loss	—	—	—	—	—	—	(598)	(598)
ESOP shares committed to be released	—	—	5	—	103	—	—	108
Special cash dividend paid ($0.30 per share)	—	—	—	—	—	(4,551)	—	(4,551)
Balance, September 30, 2021	15,170,566	$152	$168,354	$—	$(9,901)	$55,102	$(662)	$213,045
Net income	—	—	—	—	—	1,175	—	1,175
Other comprehensive loss	—	—	—	—	—	—	(447)	(447)
ESOP shares committed to be released	—	—	6	—	101	—	—	107
Balance, December 31, 2021	15,170,566	$152	$168,360	$—	$(9,800)	$56,277	$(1,109)	$213,880

					Unearned		Accumulated
					Common		Other	Total
	Number	Common Stock	Additional	Treasury	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	Stock	held by ESOP	Earnings	Income/(Loss)	Equity
Balance, June 30, 2020	14,628,530	$467	$42,932	$(3,710)	$—	$56,600	$76	$96,365
Net income	—	—	—	—	—	670	—	670
Other comprehensive income	—	—	—	—	—	—	357	357
Regular cash dividend paid ($0.13 per share)	—	—	—	—	—	(1,886)	—	(1,886)
Balance, September 30, 2020	14,628,530	$467	$42,932	$(3,710)	$—	$55,384	$433	$95,506
Net income	—	—	—	—	—	1,376	—	1,376
Other comprehensive income	—	—	—	—	—	—	307	307
Balance, December 31, 2020	14,628,530	$467	$42,932	$(3,710)	$—	$56,760	$740	$97,189

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Six Months Ended December 31, 2021 and 2020 (unaudited)

	Six Months Ended
	December 31,
	2021	2020

Cash flows from operating activities
Net income	$2,335	$2,046
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Recovery) provision for loan losses	(30)	98
Depreciation expense	470	528
Other accretion, net	(483)	(1,534)
Deferred income taxes	204	903
Net gain on disposition of premises and equipment	—	(469)
Amortization of core deposit intangibles	113	128
Amortization of ESOP	215	—
Net (gain) loss on sale of securities	(62)	30
Unrealized gain on equity securities	(140)	—
Earnings on bank-owned life insurance	(516)	(210)
Decrease in pension liabilities	—	(2,735)
Other, net	338	(1,742)
Net cash provided by (used in) operating activities	2,444	(2,957)
Cash flows from investing activities
Securities available for sale:
Purchases	(22,687)	(49,220)
Maturities, calls and principal paydowns	6,342	18,564
Proceeds from sale of securities	5,008	7,893
Securities held to maturity:
Purchases	(106,967)	—
Maturities, calls and principal paydowns	1,126	—
Equity securities:
Purchases	(2,500)	—
Net decrease in loans receivable	5,026	14,792
Interest bearing time deposits:
Purchases	—	(500)
Maturities and principal paydowns	750	500
Purchase of bank-owned life insurance	(2,000)	—
Regulatory stock purchases	(1)	—
Regulatory stock redemptions	393	1,067
Purchases of premises and equipment, net	(459)	(537)
Proceeds from the sale of premises and equipment	—	2,661
Net cash used in investing activities	(115,969)	(4,780)
Cash flows from financing activities
Net increase in deposits	17,922	37,643
Repayment of borrowed funds	(7,000)	(23,197)
Decrease in advances from borrowers for taxes and insurance	(943)	(1,480)
Cash dividends	(4,551)	(1,886)
Net cash provided by financing activities	5,428	11,080
Net (decrease) increase in cash and cash equivalents	(108,097)	3,343
Cash and cash equivalents - beginning	168,722	82,915
Cash and cash equivalents - ending	$60,625	$86,258
Supplementary cash flows information
Interest paid	$1,622	$2,706
Income tax (refunds) payments	(666)	400
Operating lease right-of-use asset recorded	4,919	399
Operating lease liabilities recorded	4,919	399
Premises transferred to held for sale	—	3,199

See accompanying notes to consolidated financial statements

Notes to the Consolidated Financial Statements

Note 1 - Nature of Operations

William Penn Bancorporation (“the Company”) is a Maryland corporation that was incorporated in July 2020 to be the successor to William Penn Bancorp,  Inc. (“William Penn Bancorp”) upon completion of the second-step conversion of William Penn Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure.  William Penn, MHC was the former mutual holding company for William Penn Bancorp prior to completion of the second-step conversion.  In conjunction with the second-step conversion, each of William Penn, MHC and William Penn Bancorp ceased to exist.  The second-step conversion was completed on March 24, 2021, at which time the Company sold, for gross proceeds of $126.4 million, a total of 12,640,035 shares of common stock at $10.00 per share.  As part of the second-step conversion, each of the existing 776,647 outstanding shares of William Penn Bancorp common stock owned by persons other than William Penn, MHC was converted into 3.2585 shares of Company common stock.  In addition, $5.4 million of cash held by William Penn, MHC was transferred to the Company and recorded as an increase to additional paid-in capital following the completion of the second-step conversion. As a result of the second-step conversion, all share information included in this report has been subsequently revised to reflect the 3.2585 exchange ratio, unless otherwise noted.

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

The Company owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. The Bank offers consumer and commercial banking services to individuals, businesses, and nonprofit organizations throughout the Delaware Valley area through thirteen full-service branch offices in Bucks County and Philadelphia, Pennsylvania, and Burlington, Camden, and Mercer Counties in New Jersey. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At December 31, 2021, WPSLA held $229.1 million of the Bank’s $241.5 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

Segment Reporting

The Company acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business, and government customers. Through its branch network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits; the making of commercial and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful.

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

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended December 31, 2021 and 2020. Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $1.2 million and $2.3 million for the three and six months ended December 31, 2021, respectively, and $1.4 million and $2.0 million for the three and six months ended December 31, 2020, respectively, were used as the numerators.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except share and per share amounts)	2021	2020	2021	2020
Weighted-average common shares and common stock equivalents used to calculate basic and diluted earnings per share	14,310,839	14,628,530	14,306,398	14,628,530
Net income	$1,175	$1,376	$2,335	$2,046
Basic and diluted earnings per share	$0.08	$0.09	$0.16	$0.14

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following tables present the changes in the balances of each component of accumulated other comprehensive (loss) income (“AOCI”) for the three and six months ended December 31, 2021 and 2020. All amounts are presented net of tax.

(Dollars in thousands)
	Gains on Securities
	Available for Sale
Accumulated Other Comprehensive (Loss) Income (1)	2021	2020
Balance at June 30,	$(64)	$76
Other comprehensive (loss) income before reclassifications	(550)	357
Amounts reclassified from accumulated other comprehensive (loss) income	(48)	—
Period change	(598)	357
Balance at September 30,	$(662)	$433
Other comprehensive (loss) income before reclassifications	(447)	284
Amounts reclassified from accumulated other comprehensive (loss) income	—	23
Period change	(447)	307
Balance at December 31,	$(1,109)	$740

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 22.4%.

The following tables present reclassifications out of AOCI by component for the three and six months ended December 31, 2021 and 2020:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income (1)
Details about Accumulated Other Comprehensive	Three Months Ended December 31,		Affected Line Item in the
(Loss) Income Components	2021	2020	Consolidated Statements of Income
Securities available for sale:
Net securities losses reclassified into net income	$—	$(30)	Net (loss) gain on sale of securities
Related income tax benefit	—	7	Income tax expense
	$—	$(23)
(1)	Amounts in parenthesis indicate debits.

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income (2)
Details about Accumulated Other Comprehensive	Six Months Ended December 31,		Affected Line Item in the
(Loss) Income Components	2021	2020	Consolidated Statements of Income
Securities available for sale:
Net securities gains (losses) reclassified into net income	$62	$(30)	Net (loss) gain on sale of securities
Related income tax (expense) benefit	(14)	7	Income tax expense
	$48	$(23)
(2)	Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of investments in debt securities are as follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$59,283	$5	$(866)	$58,422
U.S. agency collateralized mortgage obligations	13,181	2	(495)	12,688
U.S. government agency securities	6,046	—	(54)	5,992
Municipal bonds	20,200	11	(768)	19,443
Corporate bonds	35,800	847	(111)	36,536
Total Available For Sale	$134,510	$865	$(2,294)	$133,081

Held To Maturity:
Mortgage-backed securities	$105,826	$1	$(1,077)	$104,750
Total Held To Maturity	$105,826	$1	$(1,077)	$104,750

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$55,385	$53	$(374)	$55,064
U.S. agency collateralized mortgage obligations	15,641	47	(255)	15,433
U.S. government agency securities	6,952	—	(56)	6,896
Municipal bonds	20,239	11	(389)	19,861
Corporate bonds	25,200	881	—	26,081
Total Available For Sale	$123,417	$992	$(1,074)	$123,335

The Company recognized $62 thousand of gross gains on the sale of $5.0 million of investment securities during the six months ended December 31, 2021.  There were no sales of securities available for sale during the three months ended December 31, 2021.  The Company recognized $23 thousand of gross gains and $53 thousand of gross losses on the sale of $7.9 million of investment securities available for sale during the three and six months ended December 31, 2020.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities be called or prepaid with or without penalties.

	December 31, 2021		December 31, 2021
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	60	59	—	—
Due after five years through ten years	38,179	38,905	—	—
Due after ten years	96,271	94,117	105,826	104,750
	$134,510	$133,081	$105,826	$104,750

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and June 30, 2021:

	December 31, 2021
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$46,809	$(613)	$6,688	$(253)	$53,497	$(866)
U.S. agency collateralized mortgage obligations	3,616	(162)	7,344	(333)	10,960	(495)
U.S. government agency securities	1,385	(3)	4,607	(51)	5,992	(54)
Municipal bonds	10,766	(423)	8,153	(345)	18,919	(768)
Corporate bonds	9,189	(111)	—	—	9,189	(111)
	71,765	(1,312)	26,792	(982)	98,557	(2,294)
Held To Maturity:
Mortgage-backed securities	101,806	(1,077)	—	—	101,806	(1,077)
	101,806	(1,077)	—	—	101,806	(1,077)
Total Temporarily Impaired Securities	$173,571	$(2,389)	$26,792	$(982)	$200,363	$(3,371)

	June 30, 2021
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$43,152	$(374)	$—	$—	$43,152	$(374)
U.S. agency collateralized mortgage obligations	10,613	(202)	2,407	(53)	13,020	(255)
U.S. government agency securities	6,896	(56)	—	—	6,896	(56)
Municipal bonds	17,748	(389)	—	—	17,748	(389)
Total Temporarily Impaired Securities	$78,409	$(1,021)	$2,407	$(53)	$80,816	$(1,074)

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

The unrealized loss on securities greater than 12 months is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2021 and June 30, 2021. There were 80 investment securities that were temporarily impaired at December 31, 2021 and 42 investment securities that were temporarily impaired at June 30, 2021.

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

At December 31, 2021 and June 30, 2021, $3.0 million and $3.8 million, respectively, of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $2.6 million as of December 31, 2021.  During the three and six months ended December 31, 2021, the Company recorded $35 thousand and $140 thousand, respectively, of unrealized gains, which were recorded in Unrealized gain on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans at December 31, 2021 and June 30, 2021 are summarized as follows:

	December 31,		June 30,
	2021		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$156,354	33.91%	$173,306	37.22%
Home equity and HELOCs	32,201	6.98	37,222	7.99
Construction -residential	10,264	2.22	10,841	2.33
Commercial real estate:
1 - 4 family investor	114,234	24.77	120,581	25.90
Multi-family (five or more)	11,276	2.45	12,315	2.64
Commercial non-residential	124,768	27.06	96,612	20.75
Construction and land	6,484	1.41	6,377	1.37
Commercial	3,066	0.66	5,145	1.10
Consumer Loans	2,493	0.54	3,230	0.70
Total Loans	461,140	100.00%	465,629	100.00%

Unearned loan origination fees	(800)		(820)
Allowance for loan losses	(3,564)		(3,613)
Net Loans	$456,776		$461,196

As of December 31, 2021 and June 30, 2021, the Bank had $197 thousand and $1.5 million of outstanding Paycheck Protection Program (PPP) loans to 9 and 44 new and existing customers, respectively, that are included in commercial loans in the above table and are guaranteed by the Small Business Administration and mature in two years.  During the year ended June 30, 2020, the Bank modified approximately $49.8 million of existing loans in accordance with the provisions of the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide its customers with monetary relief.  Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on the loans on deferral and, as of December 31, 2021, no loans remain on deferral under the CARES Act.

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $15.6 million and $18.6 million at December 31, 2021 and June 30, 2021, respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

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

The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. The Company considers the allowance for loan losses of $3.6 million adequate to cover loan losses inherent in the loan portfolio at both December 31, 2021 and June 30, 2021, respectively.

The following table presents by portfolio segment, the changes in the allowance for loan losses for the three months ended December 31, 2021 and 2020:

December 31, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$658	$123	$386	$876	$148	$968	$368	$49	$15	$3,591
Charge-offs	(15)	—	—	(55)	—	—	—	—	—	(70)
Recoveries	—	1	—	42	—	—	—	—	—	43
Provision (recovery)	(38)	(15)	(60)	(121)	(32)	352	(103)	(18)	35	—
Ending Balance	$605	$109	$326	$742	$116	$1,320	$265	$31	$50	$3,564

December 31, 2020	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$731	$150	$461	$859	$121	$780	$436	$32	$15	$3,585
Charge-offs	—	—	—	—	—	—	—	—	(30)	(30)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision (recovery)	35	(20)	2	(24)	40	71	(102)	—	30	32
Ending Balance	$766	$130	$463	$835	$161	$851	$334	$32	$15	$3,587

The following table presents by portfolio segment, the changes in the allowance for loan losses for the six months ended December 31, 2021 and 2020:

December 31, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613
Charge-offs	(15)	—	—	(55)	—	—	—	—	—	(70)
Recoveries	—	8	—	42	—	—	—	—	1	51
Provision (recovery)	(89)	(32)	(161)	(88)	(43)	466	(97)	(20)	34	(30)
Ending Balance	$605	$109	$326	$742	$116	$1,320	$265	$31	$50	$3,564

December 31, 2020	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$682	$166	$526	$801	$123	$727	$396	$83	$15	$3,519
Charge-offs	—	—	—	—	—	—	—	—	(30)	(30)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision (recovery)	84	(36)	(63)	34	38	124	(62)	(51)	30	98
Ending Balance	$766	$130	$463	$835	$161	$851	$334	$32	$15	$3,587

The following tables present the allowance for loan losses and recorded investment by loan portfolio classification as December 31, 2021 and June 30, 2021:

December 31, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	605	109	326	742	116	1,320	265	31	50	3,564
Total allowance	$605	$109	$326	$742	$116	$1,320	$265	$31	$50	$3,564

Loans receivable ending balance:
Individually evaluated for impairment	$1,762	$399	$—	$271	$482	$1,266	$—	$21	$—	$4,201
Collectively evaluated for impairment	82,620	13,253	8,019	94,856	10,794	100,075	6,484	2,031	520	318,652
Acquired non-credit impaired loans (1)	71,834	18,526	2,245	19,107	—	23,427	—	1,014	1,973	138,126
Acquired credit impaired loans (2)	138	23	—	—	—	—	—	—	—	161
Total portfolio	$156,354	$32,201	$10,264	$114,234	$11,276	$124,768	$6,484	$3,066	$2,493	$461,140
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

June 30, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	709	133	487	843	159	854	362	51	15	3,613
Total allowance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613

Loans receivable ending balance:
Individually evaluated for impairment	$1,907	$578	$—	$433	$176	$892	$—	$—	$—	$3,986
Collectively evaluated for impairment	87,540	14,617	8,582	98,043	12,008	68,530	6,377	4,151	535	300,383
Acquired non-credit impaired loans (1)	83,721	22,004	2,259	22,105	131	27,190	—	994	2,695	161,099
Acquired credit impaired loans (2)	138	23	—	—	—	—	—	—	—	161
Total portfolio	$173,306	$37,222	$10,841	$120,581	$12,315	$96,612	$6,377	$5,145	$3,230	$465,629
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

During the three and six months ended December 31, 2021, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment.  Specifically, we experienced significant growth in our commercial non-residential real estate portfolio and a corresponding increase in the provision for loan losses for this portfolio.  The overall decrease in the allowance and provision credit during the six months ended December 31, 2021 can be primarily attributed to an improving economic outlook combined with improved asset quality metrics.

During the year ended June 30, 2021, the changes in the provision for loan losses related to one- to four-family residential real estate loans, residential real estate construction loans and commercial real estate land loans were primarily due to concerns with the risk profile of these portfolios in the then-current economic environment as impacted by the COVID-19 pandemic. The increase in reserves due to the COVID-19 pandemic was limited by the Bank making enhancements to its credit management function by adding new experienced team members and implementing an enhanced internal credit measurement and monitoring processes.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of December 31, 2021 and June 30, 2021. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at December 31, 2021 and June 30, 2021:

December 31, 2021
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$112,234	$10,794	$123,501	$6,463	$3,066	$256,058
Special Mention	1,804	—	322	—	—	2,126
Substandard	196	482	945	21	—	1,644
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$114,234	$11,276	$124,768	$6,484	$3,066	$259,828

June 30, 2021
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$118,175	$12,139	$95,720	$6,377	$5,145	$237,556
Special Mention	2,054	—	356	—	—	2,410
Substandard	352	176	536	—	—	1,064
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$120,581	$12,315	$96,612	$6,377	$5,145	$241,030

The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at December 31, 2021 and June 30, 2021:

Residential Real Estate and Consumer Loans
Credit Risk Internally Assigned
(Dollars in thousands)
December 31, 2021
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$153,402	$31,937	$10,264	$2,353	$197,956
Non-performing	2,952	264	—	140	3,356
	$156,354	$32,201	$10,264	$2,493	$201,312

June 30, 2021
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$169,532	$36,877	$10,841	$3,112	$220,362
Non-performing	3,774	345	—	118	4,237
	$173,306	$37,222	$10,841	$3,230	$224,599

Loans Acquired with Deteriorated Credit Quality

The outstanding principal and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of December 31, 2021 and June 30, 2021, are as follows:

(Dollars in thousands)	December 31, 2021	June 30, 2021
Outstanding principal balance	$239	$247
Carrying amount	161	161

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, for the period presented:

(Dollars in thousands)	Accretable Discount
Balance, May 1, 2020	$57
Accretion	(4)
Balance, June 30, 2020	$53
Accretion	(40)
Balance, June 30, 2021	$13
Accretion	(8)
Balance, December 31, 2021	$5

Loan Delinquencies and Non-accrual Loans

Following are tables which include an aging analysis of the recorded investment of past due loans as of December 31, 2021 and June 30, 2021.

	Aged Analysis of Past Due and Non-accrual Loans
	As of December 31, 2021
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$1,127	$112	$768	$2,007	$138	$154,209	$156,354	$—	$2,952
Home equity and HELOCs	—	—	152	152	23	32,026	32,201	—	264
Construction - residential	—	—	—	—	—	10,264	10,264	—	—
Commercial real estate:
1 - 4 family investor	406	—	126	532	—	113,702	114,234	—	196
Multi-family	—	—	169	169	—	11,107	11,276	—	482
Commercial non-residential	471	—	—	471	—	124,297	124,768	—	945
Construction and land	—	—	—	—	—	6,484	6,484	—	—
Commercial	—	—	21	21	—	3,045	3,066	—	21
Consumer	6	27	55	88	—	2,405	2,493	—	140
Total	$2,010	$139	$1,291	$3,440	$161	$457,539	$461,140	$—	$5,000

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2021
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$1,658	$561	$989	$3,208	$138	$169,960	$173,306	$—	$3,774
Home equity and HELOCs	58	150	80	288	23	36,911	37,222	—	345
Construction - residential	—	—	—	—	—	10,841	10,841	—	—
Commercial real estate:
1 - 4 family investor	81	—	271	352	—	120,229	120,581	—	352
Multi-family	—	344	176	520	—	11,795	12,315	—	176
Commercial non-residential	92	491	—	583	—	96,029	96,612	—	536
Construction and land	—	—	—	—	—	6,377	6,377	—	—
Commercial	—	—	—	—	—	5,145	5,145	—	—
Consumer	64	—	—	64	—	3,166	3,230	—	118
Total	$1,953	$1,546	$1,516	$5,015	$161	$460,453	$465,629	$—	$5,301

Interest income on non-accrual loans that would have been recorded if these loans had performed in accordance with their terms was approximately $58 thousand, $115 thousand, $60 thousand, and $120 thousand, respectively, during the three and six months ended December 31, 2021 and 2020, respectively.

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, at December 31, 2021 and June 30, 2021.

December 31, 2021
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1 - 4 family residential real estate	$1,762	$1,837	$—
Home equity and HELOCs	399	399	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	271	279	—
Multi-family	482	499	—
Commercial non-residential	1,266	1,304	—
Construction and land	—	—	—
Commercial	21	21	—
Consumer	—	—	—

With an allowance recorded:
1 - 4 family residential real estate	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total:
1 - 4 family residential real estate	$1,762	$1,837	$—
Home equity and HELOCs	399	399	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	271	279	—
Multi-family	482	499	—
Commercial non-residential	1,266	1,304	—
Construction and land	—	—	—
Commercial	21	21	—
Consumer	—	—	—

The impaired loans table above includes accruing troubled debt restructurings (“TDRs”) in the amount of $795 thousand that are performing in accordance with their modified terms. The Company recognized $11 thousand and $23 thousand of interest income on accruing TDRs during the three and six months ended December 31, 2021, respectively. The table above does not include $161 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The impaired loans table above includes accruing TDRs in the amount of $935 thousand that are performing in accordance with their modified terms. The Company recognized $18 thousand and $35 thousand of interest income on accruing TDRs during the three and six months ended December 31, 2020, respectively.  The table above does not include $161 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

The following tables include the average recorded investment balances for impaired loans and the interest income recognized for the three and six months ended December 31, 2021 and 2020.

December 31, 2021	Three Months Ended		Six Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,785	$—	$1,801	$—
Home equity and HELOCs	449	5	504	9
Construction residential	—	—	—	—
1-4 family investor commercial real estate	388	1	406	2
Multi-family	500	—	261	—
Commercial non-residential	968	6	928	12
Construction and land	—	—	—	—
Commercial	5	—	3	—
Consumer	—	—	—	—

With an allowance recorded:
1-4 family residential real estate	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Construction residential	—	—	—	—
1-4 family investor commercial real estate
Multi-family	—	—	—	—
Commercial non-residential	—	—	—	—
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total:
1-4 family residential real estate	$1,785	$—	$1,801	$—
Home equity and HELOCs	449	5	504	9
Construction residential	—	—	—	—
1-4 family investor commercial real estate	388	1	406	2
Multi-family	500	—	261	—
Commercial non-residential	968	6	928	12
Construction and land	—	—	—	—
Commercial	5	—	3	—
Consumer	—	—	—	—

December 31, 2020	Three Months Ended		Six Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
1-4 family residential real estate	$563	$2	$501	$5
Home equity and HELOCs	676	5	660	10
Construction residential	—	—	—	—
1-4 family investor commercial real estate	928	4	817	7
Multi-family	184	—	184	—
Commercial non-residential	820	9	742	18
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
1-4 family residential real estate	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Construction residential	—	—	—	—
1-4 family investor commercial real estate
Multi-family	—	—	—	—
Commercial non-residential	—	—	—	—
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total:
1-4 family residential real estate	$563	$2	$501	$5
Home equity and HELOCs	676	5	660	10
Construction residential	—	—	—	—
1-4 family investor commercial real estate	928	4	817	7
Multi-family	184	—	184	—
Commercial non-residential	820	9	742	18
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Generally, the Bank will charge-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the three and six months ended December 31, 2021, had impaired loans been current according to their original terms, amounted to $47 thousand and $93 thousand, respectively.  Interest income that would have been recorded for the three and six months ended December 31, 2020, had impaired loans been current according to their original terms, amounted to $47 thousand and $95 thousand, respectively.

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

During the three months ended June 30, 2020, the Bank began providing customer relief programs, such as payment deferrals or interest only payments on loans, in accordance with the CARES Act. The Bank does not consider a modification to be a TDR if it occurred as a result of the loan forbearance program under the CARES Act. The CARES Act provides that a loan term modification does not automatically result in TDR status if the modification is made on a good-faith basis in response to COVID-19 to borrowers who were classified as current and not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the COVID-19 pandemic national emergency, or (b) January 1, 2022. Following January 1, 2022, this provision of the CARES Act is no longer in effect.  During the three months ended June 30, 2020, the Bank modified approximately $49.8 million of loans to provide its customers this monetary relief. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue.  The three-month deferral period has ended on the loans on deferral and, as of December 31, 2021, no loans remain on deferral under the CARES Act.

During the six months ended December 31, 2021 and the year ended June 30, 2021, there were no loans modified that were identified as a TDR. The Company did not experience any re-defaulted TDRs subsequent to the loan being modified during the six months ended December 31, 2021 and the year ended June 30, 2021.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
(Dollars in thousands)	2021	2021
Land	$2,581	$2,581
Office buildings and improvements	13,263	12,932
Furniture, fixtures and equipment	2,556	2,428
Automobiles	50	50
	18,450	17,991

Accumulated depreciation	(5,022)	(4,552)
	$13,428	$13,439

Depreciation expense amounted to $239 thousand and $470 thousand for the three and six months ended December 31, 2021, respectively, and $219 thousand and $528 thousand for the three and six months ended December 31, 2020, respectively.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the 2018 acquisition of Audubon Savings Bank. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the 2020 acquisitions of Fidelity Savings and Loan Association of Bucks County (“Fidelity”) and Washington Savings Bank (“Washington”), respectively. As of December 31, 2021 and June 30, 2021, the other intangibles consisted of $824 thousand and $937 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2021, management included considerations of the current economic environment caused by COVID-19 in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2021. During the six months ended December 31, 2021, management considered the current economic environment caused by the COVID-19 pandemic in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the six months ended December 31, 2021.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2021	$4,858	$937
Adjustments:
Additions	—	—
Amortization	—	(57)
Balance, September 30, 2021	$4,858	$880
Adjustments:
Additions	—	—
Amortization	—	(56)
Balance, December 31, 2021	$4,858	$824

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2020	$4,858	$1,192
Adjustments:
Additions	—	—
Amortization	—	(64)
Balance, September 30, 2020	$4,858	$1,128
Adjustments:
Additions	—	—
Amortization	—	(64)
Balance, December 31, 2020	$4,858	$1,064

Aggregate amortization expense was $56 thousand and $113 thousand for the three and six months ended December 31, 2021, respectively, and $64 thousand and $128 thousand for the three and six months ended December 31, 2020, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of December 31, 2021 and June 30, 2021:

(Dollars in thousands)	December 31, 2021	June 30, 2021
Non-interest bearing checking	$54,406	$51,086
Interest bearing checking	104,929	104,214
Money market accounts	163,711	136,719
Savings and club accounts	105,286	100,781
Certificates of deposit	142,464	160,303
	$570,796	$553,103

Note 10 – Advances from Federal Home Loan Bank

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $286.9 million and $280.8 million at December 31, 2021 and June 30, 2021, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $414.9 million and $407.4 million of loans pledged as collateral as of December 31, 2021 and June 30, 2021, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $2.3 million and $2.7 million at December 31, 2021 and June 30, 2021, respectively. On July 20, 2021, the Bank paid off $7.0 million of advances from the FHLB of Pittsburgh due to the low interest rate environment and excess cash held on the Company’s Consolidated Statements of Financial Condition.

Advances from the FHLB of Pittsburgh consisted of the following as of December 31, 2021 and June 30, 2021:

(Dollars in thousands)	December 31, 2021	June 30, 2021
FHLB advances:
Convertible	$20,000	$20,000
Fixed	14,000	14,000
Mid-term	—	7,000
Total FHLB advances	$34,000	$41,000

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

A summary of the Company's loan commitments is as follows as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
(Dollars in thousands)	2021	2021
Commitments to extend credit	$16,656	$35,350
Unfunded commitments under lines of credit	60,852	50,583
Standby letters of credit	1,000	2,000

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

As of December 31, 2021 and June 30, 2021, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

Federal banking agencies have established an optional “community bank leverage ratio” of between 8% to 10% tangible equity to average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements and would be considered well-capitalized under the prompt corrective action framework.  In April 2020, the Federal banking regulatory agencies modified the original Community Bank Leverage Ratio (CBLR) framework and provided that, as of the second quarter 2020, a banking organization with a leverage ratio of 8 percent or greater and that meets the other existing qualifying criteria may elect to use the community bank leverage ratio framework. The modified rule also states that the community bank leverage ratio requirement will be greater than 8 percent for the second through fourth quarters of calendar year 2020, greater than 8.5 percent for calendar year 2021, and greater than 9 percent thereafter. The transition rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 100 basis points below the applicable community bank leverage ratio requirement.

The Bank has elected to adopt the optional community bank leverage ratio framework.  Management believes, as of December 31, 2021 and June 30, 2021, that the Bank meets all capital adequacy requirements to which it is subject.  The leverage ratios of the Bank at December 31, 2021 and June 30, 2021 are as follows:

To be Well Capitalized Under
			For Capital		Prompt Corrective Action
As of December 31, 2021	Actual		Adequacy Purposes		Provisions
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$154,616	18.81%	$32,884	4.00%	$41,105	5.00%

To be Well Capitalized Under
			For Capital		Prompt Corrective Action
As of June 30, 2021	Actual		Adequacy Purposes		Provisions
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$152,104	18.89%	$32,203	4.00%	$40,254	5.00%

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of December 31, 2021 and June 30, 2021, by level within the fair value hierarchy.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale:
Mortgage-backed securities	$—	$58,422	$—	$58,422
U.S. agency collateralized mortgage obligations	—	12,688	—	12,688
U.S. government agency securities	—	5,992	—	5,992
Municipal bonds	—	19,443	—	19,443
Corporate bonds	—	36,536	—	36,536
Equity securities	2,640	—	—	2,640
Total Assets	$2,640	$133,081	$—	$135,721

	June 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale:
Mortgage-backed securities	$—	$55,064	$—	$55,064
U.S. agency collateralized mortgage obligations	—	15,433	—	15,433
U.S. government agency securities	—	6,896	—	6,896
Municipal bonds	—	19,861	—	19,861
Corporate bonds	—	26,081	—	26,081
Total Assets	$—	$123,335	$—	$123,335

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of December 31, 2021 and June 30, 2021, the Company charged-off the collateral deficiency on impaired loans. As a result, there were no specific reserves on impaired loans as of December 31, 2021 and June 30, 2021.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of December 31, 2021, there were no assets required to be measured and reported at fair value on a non-recurring basis. As of June 30, 2021, assets required to be measured and reported at fair value on a non-recurring basis are summarized as follows:

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

	Fair Value Measurements at December 31, 2021
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$456,776	$467,568	$—	$—	$467,568
Securities held to maturity	105,826	104,750	—	104,750	—

Financial instruments - liabilities:
Certificates of deposit	142,464	142,757	—	—	142,757
Advances from Federal Home Loan Bank	34,000	34,909	—	—	34,909

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2021
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$461,196	$472,292	$—	$—	$472,292

Financial instruments - liabilities:
Certificates of deposit	160,303	161,057	—	—	161,057
Advances from Federal Home Loan Bank	41,000	42,098	—	—	42,098

Off-balance sheet financial instruments	—	—	—	—	—

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

(in thousands)		December 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,820
Total Right-of-Use Assets		$6,820

(in thousands)		December 31, 2021
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$7,050
Total Lease Liabilities		$7,050

(in thousands)		June 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$2,108
Total Right-of-Use Assets		$2,108

(in thousands)		June 30, 2021
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$2,307
Total Lease Liabilities		$2,307

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

During the six months ended December 31, 2021 the Company opened one new branch office located in Doylestown in Bucks County, Pennsylvania and one new branch office located in Hamilton Township in Mercer County, New Jersey. During the six months ended December 31, 2021, the Company’s lease agreements for these branch offices commenced, which resulted in an increase of the ROU asset and lease liability of $4.9 million.

	December 31,
	2021
Weighted average remaining lease term
Operating leases	17.4	years
Weighted average discount rate
Operating leases	2.35%

	June 30,
	2021
Weighted average remaining lease term
Operating leases	9.8	years
Weighted average discount rate
Operating leases	1.76%

The Company recorded $151 thousand and $265 thousand of net lease costs during the three and six months ended December 31, 2021, respectively. The Company recorded $72 thousand and $157 thousand of net lease costs during the three and six months ended December 31, 2020, respectively. Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 were as follows:

December 31,
2021
Operating
(in thousands)	Leases
Twelve months ended December 31,
2022	$640
2023	650
2024	648
2025	529
2026	393
Thereafter	5,976
Total future minimum lease payments	$8,836
Amounts representing interest	(1,786)
Present value of net future minimum lease payments	$7,050

Note 15 – Subsequent Events

On January 7, 2022, the Company paid off $6.0 million of advances from the FHLB of Pittsburgh due to the low interest rate environment and excess cash held on the Company’s Consolidated Statements of Financial Condition. The Company incurred a $168 thousand prepayment penalty in connection with this payoff.  On January 19, 2022, the Company declared a cash dividend of $0.03 per share, payable on February 10, 2022, to common shareholders of record at the close of business on January 31, 2022.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the current coronavirus (COVID-19) pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) our ability to successfully execute our business plan and integrate the business operations of acquired businesses into our business operations, (xiii) the inability to successfully deploy the proceeds raised in our recently completed second-step conversion offering; (xiv) adverse changes in the securities markets; (xv) the inability of third party service providers to perform; and (xvi) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. We also have approximately $5.1 million as of December 31, 2021 in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties and uncertainties and the COVID-19 pandemic, the ultimate amount of loss could vary from that estimate.

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

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at December 31, 2021. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three and six months ended December 31, 2021, management considered the then current economic environment caused by the COVID-19 pandemic in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three and six months ended December 31, 2021.

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

As of December 31, 2021, we had net deferred tax assets totaling $3.6 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at December 31, 2021 and June 30, 2021

Summary.  Total assets increased $11.6 million, or 1.4%, to $834.0 million at December 31, 2021, from $822.4 million at June 30, 2021.  The increase in total assets can primarily be attributed to a $117.5 million increase in total investments, a $2.5 million increase in bank-owned life insurance and a $4.6 million increase in other assets, partially offset by a $108.1 million decrease in cash and cash equivalents and a $4.4 million decrease in net loans.

Cash and cash equivalents decreased $108.1 million, or 64.1%, to $60.6 million at December 31, 2021, from $168.7 million at June 30, 2021.  The decrease in cash and cash equivalents was primarily driven by a $117.5 million increase in total investments, a $7.0 million decrease in advances from the FHLB and a $2.5 million increase in bank-owned life insurance, partially offset by a $17.7 million increase in deposits and a $4.4 million decrease in net loans.

Investments.  Total investments increased $117.4 million, or 93.8%, to $242.6 million at December 31, 2021, from $125.2 million at June 30, 2021. During the six months ended December 31, 2021, the Company invested a portion of the excess cash on its statement of Financial Condition in available for sale, held to maturity, and other securities.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans.  Net loans decreased $4.4 million, or 1.0%, to $456.8 million at December 31, 2021, from $461.2 million at June 30, 2021.  During the six months ended December 31, 2021, the Company originated $51.0 million of new loans that were more than offset by $55.4 million of loan paydowns and payoffs.  The COVID-19 pandemic and low interest rate environment have created a highly competitive market for lending.  The Company maintains conservative lending practices and is focused on lending to borrowers with high credit quality within its market footprint.

As of December 31, 2021 and June 30, 2021, the Bank had $197 thousand and $1.5 million of outstanding Paycheck Protection Program (PPP) loans to 9 and 44 new and existing customers, respectively, that are guaranteed by the Small Business Administration and mature in two years.  During the year ended June 30, 2020, the Bank modified approximately $49.8 million of existing loans in accordance with the provisions of the CARES Act to provide its customers with monetary relief.  Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on the loans on deferral and, as of December 31, 2021, there are no loans on deferral under the CARES Act.  For more information, see note 6 to the Consolidated Financial Statements of the Company included in Item 1 of this Quarterly Report on Form 10-Q.

Bank-owned life insurance. Bank-owned life insurance increased $2.5 million, or 7.1%, to $37.7 million at December 31, 2021, from $35.2 million at June 30, 2021.  Management purchased $2.0 million of bank-owned life insurance during the six months ended December 31, 2021.  Management believes that bank-owned life insurance is a low-risk investment alternative with an attractive yield.

Deposits.  Deposits increased $17.7 million, or 3.2%, to $570.8 million at December 31, 2021, from $553.1 million at June 30, 2021.  The increase in deposits was primarily due to a $35.5 million increase in core deposits, partially offset by a $17.8 million decrease in time deposits.  The decrease in time deposits was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based deposit accounts.

Borrowings.  Borrowings decreased $7.0 million, or 17.1%, to $34.0 million at December 31, 2021, from $41.0 million at June 30, 2021.  The decrease in borrowings was due to the strategic prepayment of $7.0 million of higher-cost advances from the FHLB of Pittsburgh during the three months ended September 30, 2021.  We made a strategic decision to use $7.0 million of cash to prepay higher-cost advances from the FHLB of Pittsburgh that effectively removed a negative spread from our Statement of Financial Condition.

Stockholders’ Equity.  Stockholders’ equity decreased $3.0 million, or 1.4%, to $213.9 million at December 31, 2021, from $216.9 million at June 30, 2021.  The decrease in stockholders’ equity was primarily due to the payment of a $0.30 per share one-time special cash dividend in August 2021 totaling $4.6 million and a $1.0 million increase in the accumulated other comprehensive loss component of the unrealized loss on available for sale securities, partially offset by $2.3 million of net income recorded during the six months ended December 31, 2021.  Book value per share measured $14.10 as of December 31, 2021 compared to $14.30 as of June 30, 2021, and tangible book value per share (a non-GAAP financial measure) measured $13.72 as of December 31, 2021 compared to $13.92 as of June 30, 2021.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of tangible book value per share to book value per share.

Results of Operations for the Three Months Ended December 31, 2021 and 2020

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended December 31,
			Change Fiscal 2021/2020
(Dollars in thousands)	2021	2020	$	%
Net interest income	$5,530	$5,599	$(69)	(1.23)%
Provision for loan losses	—	32	(32)	(100.00)
Non-interest income	664	840	(176)	(20.95)
Non-interest expenses	4,839	4,661	178	3.82
Income tax expense	180	370	(190)	(51.35)
Net income	$1,175	$1,376	$(201)	(14.61)

Return on average assets (annualized)	0.57%	0.74%
Core return on average assets(1) (non-GAAP) (annualized)	0.55	0.56
Return on average equity (annualized)	2.21	5.72
Core return on average equity(1) (non-GAAP) (annualized)	2.11	4.26
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on assets to return on assets and core return on average equity to return on average equity.

General

The Company recorded net income of $1.2 million, or $0.08 per diluted share, for the three months ended December 31, 2021, compared to net income of $1.4 million, or $0.09 per diluted share, for the three months ended December 31, 2020.  The Company recorded core net income (a non-GAAP financial measure) of $1.1 million, or $0.08 per diluted share, for the three months ended December 31, 2021, compared to core net income of $1.0 million, or $0.07 per diluted share, for the three months ended December 31, 2020.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net income to net income.

Net Interest Income

For the three months ended December 31, 2021, net interest income was $5.5 million, a decrease of $69 thousand, or 1.2%, from the quarter ended December 31, 2020.  The decrease in net interest income was primarily due to a decrease in interest income on loans, partially offset by an increase in the interest income on investments and a decrease in interest expense on deposits and borrowings.  We improved our asset mix by utilizing some of the excess cash on our statement of financial condition to purchase high-quality investments resulting in an increase in the average balance and yield on investments.  We also originated $27.3 million of new loans, including $24.8 million of commercial loans, that were offset by significant payoffs primarily in the residential portfolio.  In addition, we experienced a $533 thousand decrease in interest expense primarily due to the re-pricing of deposits in the current low interest rate environment and the prepayment of advances from the FHLB of Pittsburgh.  The net interest margin measured 3.00% for the three months ended December 31, 2021 compared to 2.80% for the three months ended September 30, 2021 and 3.29% for the three months ended December 31, 2020.  The increase in the net interest margin during the three months ended December 31, 2021 compared to the three months ended September 30, 2021 was primarily due to the previously mentioned improved statement of financial condition mix.  The year-over-year decrease in the net interest margin is consistent with the low interest rates and current margin compression that is primarily due to the ongoing COVID-19 pandemic and its continued impact on the economy and interest rate environment.

Provision for Loan Losses

We recorded no provision for loan losses during the three months ended December 31, 2021 compared to a provision for loan losses of $32 thousand during the three months ended December 31, 2020.  Most recently, an improving economic outlook combined with continued stable asset quality metrics, including low levels of net charge-offs and a non-performing assets to total assets ratio of 0.61% as of December 31, 2021 as compared to 0.69% as of December 31, 2020.  Our allowance for loan losses totaled $3.6 million, or 1.10% of total loans, excluding acquired loans (a non-GAAP financial measure), as of December 31, 2021, compared to $3.6 million, or 1.19% of total loans, excluding acquired loans (a non-GAAP financial measure), as of June 30, 2021.  Based on a review of the loans that were in the loan portfolio at December 31, 2021, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2021	2020
Service fees	$243	$186
Net loss on sale of securities	—	(30)
Earnings on bank-owned life insurance	278	98
Net gain on disposition of premises and equipment	—	454
Unrealized gain on equity securities	35	—
Other	108	132
Total	$664	$840

For the three months ended December 31, 2021, non-interest income totaled $664 thousand, a decrease of $176 thousand, or 21.0%, from the three months ended December 31, 2020.  The decrease was primarily due to a $454 thousand net gain on the disposition of premises recorded during the three months ended December 31, 2020 in connection with the sale of several properties acquired as part of the acquisitions of Fidelity Savings Association of Bucks County and Washington Savings Bank in May 2020.  This decrease to non-interest income was partially offset by a $180 thousand increase in earnings on bank-owned life insurance due to the purchase of additional BOLI during the fourth quarter of 2021 and the first quarter of 2022 and a $57 thousand increase in service fees consistent with our increase in core deposits.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended
	December 31,
(Dollars in thousands)	2021	2020
Salaries and employee benefits	$2,796	$2,526
Occupancy and equipment	726	655
Data processing	419	509
Professional fees	241	217
Amortization of intangible assets	56	64
Other	601	690
Total	$4,839	$4,661

For the three months ended December 31, 2021, non-interest expense totaled $4.8 million, an increase of $178 thousand, or 3.8%, from the three months ended December 31, 2020.  The increase in non-interest expense was primarily due to a $270 thousand increase in salaries and employee benefits due to the addition of new employees in connection with the build out of the Company’s commercial lending and credit functions and branch expansion, partially offset by a $90 thousand decrease in data processing expense.

Income Taxes

For the three months ended December 31, 2021, we recorded a provision for income taxes of $180 thousand, reflecting an effective tax rate of 13.3%, compared to a $370 thousand provision for income taxes, reflecting an effective tax rate of 21.2%, for the same period in 2020.  The decrease in the provision for income taxes for the three months ended December 31, 2021 compared to the same period a year ago is primarily due to a $53 thousand income tax benefit recorded during the three months ended December 31, 2021 related to refunds received associated with the carryback of net operating losses under the CARES Act and a decrease in income before income taxes.  The effective tax rate for the three months ended December 31, 2021 compared to the same period a year ago was also impacted by the previously discussed income tax benefit from refunds received associated with the carryback of net operating losses under the CARES Act.

Results of Operations for the Six Months Ended December 31, 2021 and 2020

Summary

The following table sets forth the income summary for the periods indicated:

	Six Months Ended December 31,
			Change 2021/2020
(Dollars in thousands)	2021	2020	$	%
Net interest income	$10,792	$10,816	$(24)	(0.22)%
(Recovery) provision for loan losses	(30)	98	(128)	(130.61)
Non-interest income	1,369	1,240	129	10.40
Non-interest expenses	9,706	9,396	310	3.30
Income tax expense	150	516	(366)	(70.93)
Net income	$2,335	$2,046	$289	14.13
Return on average assets (annualized)	0.57%	0.55%
Core return on average assets(1) (non-GAAP) (annualized)	0.51	0.49
Return on average equity (annualized)	2.17	4.24
Core return on average equity(1) (non-GAAP) (annualized)	1.95	3.74
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on assets to return on assets and core return on average equity to return on average equity.

General

The Company recorded net income of $2.3 million, or $0.16 per diluted share, for the six months ended December 31, 2021, compared to net income of $2.0 million, or $0.14 per diluted share, for the six months ended December 31, 2020. The Company recorded core net income (a non-GAAP financial measure) of $2.1 million, or $0.14 per diluted share, for the six months ended December 31, 2021, compared to core net income of $1.8 million, or $0.12 per diluted share, for the six months ended December 31, 2020.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net income to net income.

Net Interest Income

For the six months ended December 31, 2021, net interest income was $10.8 million, a decrease of $24 thousand, or 0.2%, from the six months ended December 31, 2020.  The decrease in net interest income was primarily due to a decrease in interest income on loans, partially offset by an increase in the interest income on investments and a decrease in interest expense on deposits and borrowings.  As previously discussed, we improved our asset mix by utilizing some of the excess cash we hold on our statement of financial condition to purchase high-quality investments resulting in an increase in interest income on investments. We also originated $51.0 million of new loans, including $42.8 million of commercial loans, that were offset by significant payoffs primarily in the residential portfolio. In addition, we experienced a $1.3 million decrease in interest expense primarily due to the re-pricing of deposits in the current low interest rate environment and the prepayment of advances from the FHLB of Pittsburgh.  The net interest margin measured 2.90% for the six months ended December 31, 2021 compared to 3.19% for the same period in 2020.  The decrease in the net interest margin is consistent with the recent decrease in interest rates and current margin compression that is primarily due to the ongoing COVID-19 pandemic and its continued impact on the economy and interest rate environment.

Provision for Loan Losses

The provision for loan losses was a $30 thousand credit during the six months ended December 31, 2021 compared to an expense of $98 thousand during the six months ended December 31, 2020.  The provision credit for the six months ended December 31, 2021 was primarily due to an improving economic outlook combined with continued stable asset quality metrics, including net recoveries during the quarter and non-performing assets to total assets of 0.61% as of December 31, 2021 as compared to 0.69% as of December 31, 2020.  Our allowance for loan losses totaled $3.6 million, or 1.10% of total loans, excluding acquired loans (a non-GAAP financial measure), as of December 31, 2021, compared to $3.6 million, or 1.19% of total loans, excluding acquired loans (a non-GAAP financial measure), as of June 30, 2021.  Based on a review of the loans that were in the loan portfolio at December 31, 2021, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Six Months Ended December 31,
(Dollars in thousands)	2021	2020
Service fees	$456	$369
Net gain (loss) on sale of securities	62	(30)
Earnings on bank-owned life insurance	516	210
Net gain on disposition of premises and equipment	—	469
Unrealized gain on equity securities	140	—
Other	195	222
Total	$1,369	$1,240

For the six months ended December 31, 2021, non-interest income totaled $1.4 million, an increase of $129 thousand, or 10.4%, from the six months ended December 31, 2020.  The increase in non-interest income was primarily due to a $306 thousand increase in earnings on bank-owned life insurance, a $140 thousand unrealized net gain on equity securities recorded during the six months ended December 31, 2021, a $92 thousand increase in the net gain on the sale of securities, and an $87 thousand increase in service fees consistent with our increase in core deposits.  These increases to non-interest income were partially offset by a $469 thousand net gain on the disposition of premises recorded during the six months ended December 31, 2020 in connection with the sale of the previously discussed properties.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Six Months Ended December 31,
(Dollars in thousands)	2021	2020
Salaries and employee benefits	$5,508	$5,080
Occupancy and equipment	1,401	1,414
Data processing	840	931
Professional fees	489	405
Amortization of intangible assets	113	128
Prepayment penalties	64	161
Other	1,291	1,277
Total	$9,706	$9,396

For the six months ended December 31, 2021, non-interest expense totaled $9.7 million, an increase of $310 thousand, or 3.3%, from the six months ended December 31, 2020.  The increase in non-interest expense was primarily due to a $428 thousand increase in salaries and employee benefits due to the addition of new employees in connection with the build out of the Company’s commercial lending and credit functions and branch expansion and an $84 thousand increase in professional fees.  These increases to non-interest expense were partially offset by a $97 thousand decrease in prepayment penalties associated with the prepayment of $7.0 million and $23.2 million of advances from the FHLB of Pittsburgh during the quarters ended September 30, 2021 and 2020, respectively, and a $91 thousand decrease in data processing expense.

Income Taxes

For the six months ended December 31, 2021, we recorded a provision for income taxes of $150 thousand, reflecting an effective tax rate of 6.0%, compared to a $516 thousand provision for income taxes, reflecting an effective tax rate of 20.1%, for the same period in 2020.   The decrease in the provision for income taxes for the six months ended December 31, 2021 compared to the same period a year ago is primarily due to a $288 thousand income tax benefit recorded during the six months ended December 31, 2021 related to refunds received associated with the carryback of net operating losses under the CARES Act.  The effective tax rate for the six months ended December 31, 2021 compared to the same period a year ago was also impacted by the previously discussed income tax benefit from refunds received associated with the carryback of net operating losses under the CARES Act.

Asset Quality

During the six months ended December 31, 2021, nonperforming assets decreased 5.6% to $5.1 million from $5.4 million as of June 30, 2021. The decrease in nonperforming assets was driven by a decrease in nonaccrual loans primarily due to the pay-off of one one-to four-family residential real estate loan that was on non-accrual status.  The Company recorded a $15 thousand charge-off upon the pay-off of this loan during the three months ended December 31, 2021.

Total nonperforming loans consisted of 41 loans to 40 unrelated borrowers at December 31, 2021, as compared to 38 loans to 37 unrelated borrowers at June 30, 2021.  The increase in the number of nonperforming loans can primarily be attributed to one home equity and two HELOC loans moving to non-accrual status.  Interest income related to non-performing loans would have been approximately $115 thousand during the six months ended December 31, 2021 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no new troubled debt restructurings (“TDRs”) during the six months ended December 31, 2021.

Impaired loans at December 31, 2021 included $795 thousand of performing loans whose terms have been modified in TDRs, compared to $935 thousand at June 30, 2021. The amount of TDR loans included in impaired loans decreased as a result principal payments and pay-offs. These restructured loans are being monitored by management and are performing in accordance with their restructured terms.

At December 31, 2021, none of our forty-one substandard loans with an aggregate balance of $5.0 million were considered TDRs.

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

	Three Months Ended December 31,
	2021			2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$457,567	$5,109	4.47%	$501,995	$6,233	4.97%
Investment securities(2)	209,553	1,033	1.97	119,782	472	1.58
Other interest-earning assets	69,601	40	0.23	59,955	79	0.53
Total interest-earning assets	736,721	6,182	3.36	681,732	6,784	3.98
Non-interest-earning assets	84,395			59,975
Total assets	$821,116			$741,707
Interest-bearing liabilities:
Interest-bearing accounts	$106,365	14	0.05%	$100,026	22	0.09%
Money market deposit accounts	159,356	119	0.30	154,343	248	0.64
Savings and club accounts	102,560	17	0.07	96,301	24	0.10
Certificates of deposit	147,193	271	0.74	200,956	624	1.24
Total interest-bearing deposits	515,474	421	0.33	551,626	918	0.67
FHLB advances	34,008	231	2.72	41,000	267	2.61
Total interest-bearing liabilities	549,482	652	0.47	592,626	1,185	0.80
Non-interest-bearing liabilities:
Non-interest-bearing deposits	53,635			38,927
Other non-interest-bearing liabilities	4,999			13,909
Total liabilities	608,116			645,462
Total stockholders' equity	213,000			96,245
Total liabilities and equity	$821,116			$741,707
Net interest income		$5,530			$5,599
Interest rate spread(3)		2.89%			3.18%
Net interest-earning assets(4)	$187,239			$89,106
Net interest margin(5)		3.00%			3.29%
Ratio of interest-earning assets to interest-bearing liabilities	134.08%			115.04%

(1) Includes nonaccrual loan balances and interest recognized on such loans.
(2) Includes securities available for sale, securities held to maturity, and equity securities.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended December 31,
	2021			2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$458,296	$10,323	4.50%	$503,529	$12,126	4.82%
Investment securities(2)	170,668	1,697	1.99	113,455	1,125	1.98
Other interest-earning assets	114,989	146	0.25	63,109	190	0.60
Total interest-earning assets	743,953	12,166	3.27	680,093	13,441	3.95
Non-interest-earning assets	73,467			59,965
Total assets	$817,420			$740,058
Interest-bearing liabilities:
Interest-bearing checking accounts	$105,084	33	0.06%	$100,254	72	0.14%
Money market deposit accounts	152,194	240	0.32	146,093	574	0.79
Savings and club accounts	101,865	43	0.08	96,223	67	0.14
Certificates of deposit	151,490	589	0.78	199,167	1,286	1.29
Total interest-bearing deposits	510,633	905	0.35	541,737	1,999	0.74
FHLB advances and other borrowings	34,732	469	2.70	47,821	626	2.62
Total interest-bearing liabilities	545,365	1,374	0.50	589,558	2,625	0.89
Non-interest-bearing liabilities:
Non-interest-bearing deposits	52,152			39,903
Other non-interest-bearing liabilities	4,766			14,186
Total liabilities	602,283			643,647
Total equity	215,137			96,411
Total liabilities and equity	$817,420			$740,058
Net interest income		$10,792			$10,816
Interest rate spread(3)		2.77%			3.06%
Net interest-earning assets(4)	$198,588			$90,535
Net interest margin(5)		2.90%			3.18%
Ratio of interest-earning assets to interest-bearing liabilities	136.41%			115.36%

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

	Three Months Ended 12/31/2021			Six Months Ended 12/31/2021
	Compared to			Compared to
	Three Months Ended 12/31/2020			Six Months Ended 12/31/2020
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$8,593	$(9,717)	$(1,124)	$4,760	$(6,563)	$(1,803)
Investment securities	(582)	1,143	561	563	9	572
Other interest-earning assets	70	(109)	(39)	232	(276)	(44)
Total interest-earning assets	8,081	(8,683)	(602)	5,555	(6,830)	(1,275)
Interest expense:
Interest-bearing checking accounts	9	(17)	(8)	10	(49)	(39)
Money market deposit accounts	53	(182)	(129)	68	(402)	(334)
Savings and club accounts	9	(16)	(7)	11	(35)	(24)
Certificates of deposit	(3,219)	2,866	(353)	(2,039)	1,342	(697)
Total interest-bearing deposits	(3,148)	2,651	(497)	(1,950)	856	(1,094)
FHLB advances and other borrowings	(100)	64	(36)	(212)	55	(157)
Total interest-bearing liabilities	(3,248)	2,715	(533)	(2,162)	911	(1,251)
Net change in net interest income	$11,329	$(11,398)	$(69)	$7,717	$(7,741)	$(24)

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

(Dollars in thousands, except share and per share data)
	As of December 31,	As of June 30,
Calculation of Tangible Book Value per Share:	2021	2021
Total stockholders' equity	$213,880	$216,926
Less: goodwill and other intangible assets	5,682	5,795
Total tangible equity (non-GAAP)	208,198	211,131

Total common shares outstanding	15,170,566	15,170,566

Book value per share (GAAP)	$14.10	$14.30
Tangible book value per share (non-GAAP)	$13.72	$13.92

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

(Dollars in thousands)
	As of December 31,	As of June 30,
Calculation of Allowance for Loan Losses to Total Loans, Excluding Acquired Loans:	2021	2021
Gross loans receivable	$461,140	$465,629
Less: Loans acquired in a business combination	138,287	161,260
Gross loans receivable, excluding acquired loans (non-GAAP)	322,853	304,369

Allowance for loan losses	$3,564	$3,613

Allowance for loan losses to total loans (GAAP)	0.77%	0.78%
Allowance for loan losses to total loans, excluding acquired loans (non-GAAP)	1.10%	1.19%

Core net income, core earnings per share, core return on assets, and core return on equity.  These non-GAAP financial measures exclude certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  We believe these ratios help management and investors better understand the earnings attributable to our core business. This non-GAAP data should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. The following table provides a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures.

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Calculation of core net income:
Net income (GAAP)	$1,175	$1,376	$2,335	$2,046
Less pre-tax adjustments:
Net gain on disposition of premises and equipment	-	(454)	-	(469)
Prepayment penalties	-	-	64	161
Tax impact of pre-tax adjustments	-	102	(14)	69
Income tax benefit adjustment	(53)	-	(288)	-
Core net income (non-GAAP)	$1,122	$1,024	$2,097	$1,807

Calculation of core earnings per share:
Earnings per share (GAAP)	$0.08	$0.09	$0.16	$0.14
Less pre-tax adjustments:
Net gain on disposition of premises and equipment	-	(0.03)	-	(0.03)
Prepayment penalties	-	-	-	0.01
Tax impact of pre-tax adjustments	-	0.01	-	-
Income tax benefit adjustment	-	-	(0.02)	-
Core earnings per share (non-GAAP)	$0.08	$0.07	$0.14	$0.12

Calculation of core return on average assets:
Return on average assets (GAAP)	0.57%	0.74%	0.57%	0.55%
Less pre-tax adjustments:
Net gain on disposition of premises and equipment	-	(0.24)%	-	(0.12)%
Prepayment penalties	-	-	0.02%	0.04%
Tax impact of pre-tax adjustments	-	0.05%	-	0.02%
Income tax benefit adjustment	(0.02)%	-	(0.08)%	-
Core return on average assets (non-GAAP)	0.55%	0.55%	0.51%	0.49%

Average assets	$821,116	$741,707	$817,420	$740,058

Calculation of core return on average equity:
Return on average equity (GAAP)	2.21%	5.72%	2.17%	4.24%
Less pre-tax adjustments:
Net gain on disposition of premises and equipment	-	(1.88)%	-	(0.97)%
Prepayment penalties	-	-	0.05%	0.33%
Tax impact of pre-tax adjustments	-	0.42%	(0.01)%	0.14%
Income tax benefit adjustment	(0.10)%	-	(0.26)%	-
Core return on average equity (non-GAAP)	2.11%	4.26%	1.95%	3.74%

Average equity	$213,000	$96,245	$215,137	$96,411

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 44.8% as of December 31, 2021 compared to 44.3% as of June 30, 2021. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and advances from the FHLB of Pittsburgh. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances. As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. We had an available borrowing limit of $286.9 million with the FHLB of Pittsburgh at December 31, 2021. There were $34.0 million of FHLB of Pittsburgh advances outstanding at December 31, 2021.

At December 31, 2021, we had outstanding commitments to originate loans of $16.7 million, unfunded commitments under lines of credit of $60.9 million and $1.0 million of standby letters of credit. At December 31, 2021, certificates of deposit scheduled to mature in less than one year totaled $82.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at December 31, 2021 indicates a level of risk within the parameters of our model. Our management believes that the December 31, 2021 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk of any movement in interest rates. Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one or two years). Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods. It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the corresponding change in the economic value of equity of the Bank. Both types of simulation assist in identifying, measuring, monitoring, and controlling interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2021. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of December 31, 2021, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(5.84)%	$193,581	(12.11)%
+100	(3.05)	205,351	(6.76)
0	—	220,243	—
-50	0.96	214,945	(2.41)

As of December 31, 2021, based on the scenarios above, net interest income would decrease by approximately 3.05% to 5.84%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would increase by approximately 0.96% in a declining interest rate environment over the same period.

Economic value at risk would be negatively impacted by both a rise and decline in interest rates.  We have established an interest rate floor of zero percent for measuring interest rate risk. The difference between the two results reflects the relatively long terms of a portion of our assets which is captured by the economic value at risk but has less impact on the one-year net interest income sensitivity.

Overall, our December 31, 2021 analysis indicates that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

During the quarter ended December 31, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission on September 15, 2021 (the “Form 10-K”).  As of December 31, 2021, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under current federal regulations, subject to limited exceptions, the Company may not repurchase shares of its common stock during the first year following the completion of its second-step conversion offering, which was completed on March 24, 2021. The Company did not repurchase any shares of its common stock during the three months ended December 31, 2021.

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

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: February 3, 2022	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2022	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)