Form 10-Q
period 2022-03-31
William Penn Bancorporation
filed 2022-05-05
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the issuer’s common stock, as of May 4, 2022: 15,033,466 shares.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of March 31, 2022 and June 30, 2021 (unaudited)

	March 31,	June 30,
	2022	2021

ASSETS
Cash and due from banks	$13,221	$11,102
Interest bearing deposits with other banks	45,025	157,620
Total cash and cash equivalents	58,246	168,722
Interest-bearing time deposits	1,100	1,850
Securities available for sale	169,613	123,335
Securities held to maturity, fair value of $95,102 and $0, as of March 31, 2022 and June 30, 2021, respectively	104,227	—
Equity securities	2,404	—
Loans receivable, net of allowance for loan losses of $3,479 and $3,613 as of March 31, 2022 and June 30, 2021, respectively	457,178	461,196
Premises and equipment, net	13,361	13,439
Regulatory stock, at cost	1,963	2,954
Deferred income taxes	6,019	3,574
Bank-owned life insurance	38,006	35,231
Goodwill	4,858	4,858
Intangible assets	768	937
Accrued interest receivable and other assets	11,238	6,312
TOTAL ASSETS	$868,981	$822,408

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$621,404	$553,103
Advances from Federal Home Loan Bank	20,000	41,000
Advances from borrowers for taxes and insurance	3,163	3,731
Accrued interest payable and other liabilities	18,134	7,648
TOTAL LIABILITIES	662,701	605,482
Commitments and contingencies (note 11)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 150,000,000 shares authorized; 15,147,766 shares issued and outstanding at March 31, 2022 and 15,170,566 shares issued and outstanding at June 30, 2021	151	152
Additional paid-in capital	168,078	168,349
Unearned common stock held by employee stock ownership plan	(9,700)	(10,004)
Retained earnings	56,936	58,493
Accumulated other comprehensive loss	(9,185)	(64)
TOTAL WILLIAM PENN BANCORPORATION STOCKHOLDERS' EQUITY	206,280	216,926
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$868,981	$822,408

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three and Nine Months Ended March 31, 2022 and 2021 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

INTEREST INCOME
Loans receivable, including fees	$5,212	$5,701	$15,535	$17,827
Securities	1,329	449	3,026	1,574
Other	43	80	189	270
Total interest income	6,584	6,230	18,750	19,671
INTEREST EXPENSE
Deposits	424	652	1,329	2,651
Borrowings	180	262	649	888
Total interest expense	604	914	1,978	3,539

Net interest income	5,980	5,316	16,772	16,132

Provision (recovery) for loan losses	10	15	(20)	113

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	5,970	5,301	16,792	16,019
OTHER INCOME
Service fees	196	199	652	568
Net gain on sale of other real estate owned	—	160	—	206
Net gain on sale of securities	—	35	62	5
Earnings on bank-owned life insurance	259	110	775	320
Unrealized loss on equity securities	(236)	—	(96)	—
Net gain (loss) on disposition of premises and equipment	15	(34)	15	435
Other	81	65	276	241
Total other income	315	535	1,684	1,775
OTHER EXPENSES
Salaries and employee benefits	2,932	2,490	8,440	7,570
Occupancy and equipment	836	813	2,237	2,227
Data processing	451	419	1,291	1,350
Professional fees	289	193	778	598
Amortization of intangible assets	56	64	169	192
Gain on lease abandonment	(117)	—	(117)	—
Prepayment penalties	209	—	273	161
Other	645	517	1,936	1,794
Total other expense	5,301	4,496	15,007	13,892

Income before income taxes	984	1,340	3,469	3,902

Income tax expense	160	273	310	789
NET INCOME	$824	$1,067	$3,159	$3,113

Basic and diluted earnings per share	$0.06	$0.07	$0.22	$0.21

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

For the Three and Nine Months Ended March 31, 2022 and 2021 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Net income	$824	$1,067	$3,159	$3,113

Other comprehensive loss:
Changes in net unrealized loss on securities available for sale	(10,408)	(2,448)	(11,693)	(1,620)
Tax effect	2,332	551	2,620	364
Reclassification adjustment for gain recognized in net income	—	(35)	(62)	(5)
Tax effect	—	8	14	1
Other comprehensive loss, net of tax	(8,076)	(1,924)	(9,121)	(1,260)
Comprehensive (loss) income	$(7,252)	$(857)	$(5,962)	$1,853

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three and Nine Months Ended March 31, 2022 and 2021 (unaudited)

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Income (Loss)	Equity
Balance, June 30, 2021	15,170,566	$152	$168,349	$(10,004)	$58,493	$(64)	$216,926
Net income	—	—	—	—	1,160	—	1,160
Other comprehensive loss	—	—	—	—	—	(598)	(598)
ESOP shares committed to be released	—	—	5	103	—	—	108
Special cash dividend paid ($0.30 per share)	—	—	—	—	(4,551)	—	(4,551)
Balance, September 30, 2021	15,170,566	$152	$168,354	$(9,901)	$55,102	$(662)	$213,045
Net income	—	—	—	—	1,175	—	1,175
Other comprehensive loss	—	—	—	—	—	(447)	(447)
ESOP shares committed to be released	—	—	6	101	—	—	107
Balance, December 31, 2021	15,170,566	$152	$168,360	$(9,800)	$56,277	$(1,109)	$213,880
Net income	—	—	—	—	824	—	824
Regular cash dividend paid ($0.03 per share), net of dividends on unallocated ESOP shares	—	—	—	—	(165)	—	(165)
Other comprehensive loss	—	—	—	—	—	(8,076)	(8,076)
Stock purchased and retired	(22,800)	(1)	(292)	—	—	—	(293)
ESOP shares committed to be released	—	—	10	100	—	—	110
Balance, March 31, 2022	15,147,766	$151	$168,078	$(9,700)	$56,936	$(9,185)	$206,280

					Unearned		Accumulated
					Common		Other	Total
	Number	Common Stock	Additional	Treasury	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	Stock	held by ESOP	Earnings	Income (Loss)	Equity
Balance, June 30, 2020	14,628,530	$467	$42,932	$(3,710)	$—	$56,600	$76	$96,365
Net income	—	—	—	—	—	670	—	670
Other comprehensive income	—	—	—	—	—	—	357	357
Regular cash dividend paid ($0.13 per share)	—	—	—	—	—	(1,886)	—	(1,886)
Balance, September 30, 2020	14,628,530	$467	$42,932	$(3,710)	$—	$55,384	$433	$95,506
Net income	—	—	—	—	—	1,376	—	1,376
Other comprehensive income	—	—	—	—	—	—	307	307
Balance, December 31, 2020	14,628,530	$467	$42,932	$(3,710)	$—	$56,760	$740	$97,189
Net income	—	—	—	—	—	1,067	—	1,067
Other comprehensive loss	—	—	—	—	—	—	(1,924)	(1,924)
ESOP shares committed to be released	—	—	—	—	8	—	—	8
Purchase of treasury stock	(5,156)	—	—	(49)	—	—	—	(49)
Second-step conversion and stock offering:
William Penn, MHC shares sold in public offering, net of offering costs	12,640,035	(315)	129,176	—	—	—	—	128,861
Retirement of MHC shares	(12,092,669)	—	—	—	—	—	—	—
Fractional shares and other adjustments resulting from conversion of existing shares at 3.2585 exchange ratio	(174)	—	—	—	—	—	—	—
Treasury stock retired	—	—	(3,759)	3,759	—	—	—	—
Purchase of unearned common stock held by employee stock ownership plan	—	—	—	—	(10,112)	—	—	(10,112)
Balance, March 31, 2021	15,170,566	$152	$168,349	$—	$(10,104)	$57,827	$(1,184)	$215,040

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Nine Months Ended March 31, 2022 and 2021 (unaudited)

	Nine Months Ended
	March 31,
	2022	2021

Cash flows from operating activities
Net income	$3,159	$3,113
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Recovery) provision for loan losses	(20)	113
Depreciation expense	722	757
Other accretion, net	(810)	(1,779)
Deferred income taxes	210	1,101
Gain on lease abandonment	(117)	—
Net gain on disposition of premises and equipment	(15)	(435)
Net gain on sale of other real estate owned	—	(206)
Amortization of core deposit intangibles	169	192
Amortization of ESOP	325	8
Net gain on sale of securities	(62)	(5)
Unrealized loss on equity securities	96	—
Earnings on bank-owned life insurance	(775)	(320)
Decrease in pension liabilities	—	(2,735)
Other, net	683	(689)
Net cash provided by (used in) operating activities	3,565	(885)
Cash flows from investing activities
Securities available for sale:
Purchases	(68,068)	(59,840)
Maturities, calls and principal paydowns	9,635	25,642
Proceeds from sale of securities	5,008	12,365
Securities held to maturity:
Purchases	(106,967)	—
Maturities, calls and principal paydowns	2,723	—
Equity securities:
Purchases	(2,500)	—
Net decrease in loans receivable	4,971	34,134
Interest bearing time deposits:
Purchases	—	(500)
Maturities and principal paydowns	750	750
Purchase of bank-owned life insurance	(2,000)	—
Regulatory stock purchases	(1)	—
Regulatory stock redemptions	992	1,175
Proceeds from sale of other real estate owned	—	367
Purchases of premises and equipment, net	(649)	(757)
Proceeds from the sale of premises and equipment	20	2,661
Net cash (used in) provided by investing activities	(156,086)	15,997
Cash flows from financing activities
Net increase (decrease) in deposits	68,622	(10,954)
Repayment of borrowed funds	(21,000)	(23,197)
Purchase of unearned common stock held by employee stock ownership plan	—	(10,112)
Issuance of common stock funded by stock subscriptions	—	128,861
Purchase of treasury stock	—	(49)
Repurchase of common stock	(293)	—
Decrease in advances from borrowers for taxes and insurance	(568)	(1,133)
Cash dividends	(4,716)	(1,886)
Net cash provided by financing activities	42,045	81,530
Net (decrease) increase in cash and cash equivalents	(110,476)	96,642
Cash and cash equivalents - beginning	168,722	82,915
Cash and cash equivalents - ending	$58,246	$179,557
Supplementary cash flows information
Interest paid	$2,359	$3,627
Income tax (refunds) payments	(666)	400
Operating lease right-of-use asset recorded	5,202	1,157
Operating lease liabilities recorded	5,202	1,157
Unsettled purchases of securities available for sale	4,972	—
Premises transferred to held for sale	—	3,199
Transfer of loans to other real estate owned	—	161

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At March 31, 2022, WPSLA held $264.8 million of the Bank’s $276.2 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinances and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. For entities that have not yet adopted the amendments in Update 2016-13, which is discussed in greater detail above, the effective dates for the amendments in this update are the same as the effective dates in Update 2016-13.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended March 31, 2022 and 2021. Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $824 thousand and $3.2 million for the three and nine months ended March 31, 2022, respectively, and $1.1 million and $3.1 million for the three and nine months ended March 31, 2021, respectively, were used as the numerators.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except share and per share amounts)	2022	2021	2022	2021
Weighted-average common shares and common stock equivalents used to calculate basic and diluted earnings per share	14,318,839	14,613,210	14,310,484	14,623,497
Net income	$824	$1,067	$3,159	$3,113
Basic and diluted earnings per share	$0.06	$0.07	$0.22	$0.21

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following tables present the changes in the balances of each component of accumulated other comprehensive (loss) income (“AOCI”) for the three and nine months ended March 31, 2022 and 2021.

(Dollars in thousands)
	Gains on Securities
	Available for Sale
Accumulated Other Comprehensive (Loss) Income (1)	2022	2021
Balance at June 30,	$(64)	$76
Other comprehensive (loss) income before reclassifications	(550)	357
Amounts reclassified from accumulated other comprehensive (loss) income	(48)	—
Period change	(598)	357
Balance at September 30,	$(662)	$433
Other comprehensive (loss) income before reclassifications	(447)	284
Amounts reclassified from accumulated other comprehensive (loss) income	—	23
Period change	(447)	307
Balance at December 31,	$(1,109)	$740
Other comprehensive loss before reclassifications	(8,076)	(1,897)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(27)
Period change	(8,076)	(1,924)
Balance at March 31,	$(9,185)	$(1,184)

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 22.4%.

The following tables present reclassifications out of AOCI by component for the three and nine months ended March 31, 2022 and 2021:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income (1)
Details about Accumulated Other Comprehensive	Three Months Ended March 31,		Affected Line Item in the
(Loss) Income Components	2022	2021	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$—	$35	Net gain on sale of securities
Related income tax expense	—	(8)	Income tax expense
	$—	$27
(1)	Amounts in parenthesis indicate debits.

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income (2)
Details about Accumulated Other Comprehensive	Nine Months Ended March 31,		Affected Line Item in the
(Loss) Income Components	2022	2021	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$62	$5	Net gain on sale of securities
Related income tax expense	(14)	(1)	Income tax expense
	$48	$4
(2)	Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of investments in debt securities are as follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$107,948	$—	$(7,431)	$100,517
U.S. agency collateralized mortgage obligations	11,792	—	(1,040)	10,752
U.S. government agency securities	5,730	—	(46)	5,684
Municipal bonds	20,180	—	(2,724)	17,456
Corporate bonds	35,800	209	(805)	35,204
Total Available For Sale	$181,450	$209	$(12,046)	$169,613

Held To Maturity:
Mortgage-backed securities	$104,227	$—	$(9,125)	$95,102
Total Held To Maturity	$104,227	$—	$(9,125)	$95,102

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$55,385	$53	$(374)	$55,064
U.S. agency collateralized mortgage obligations	15,641	47	(255)	15,433
U.S. government agency securities	6,952	—	(56)	6,896
Municipal bonds	20,239	11	(389)	19,861
Corporate bonds	25,200	881	—	26,081
Total Available For Sale	$123,417	$992	$(1,074)	$123,335

The Company recognized $62 thousand of gross gains on the sale of $5.0 million of investment securities during the nine months ended March 31, 2022.  There were no sales of securities available for sale during the three months ended March 31, 2022.  The Company recognized $35 thousand of gross gains on the sale of $4.5 million of investment securities available for sale during the three months ended March 31, 2021.  The Company recognized $58 thousand of gross gains and $53 thousand of gross losses on the sale of $12.4 million of investment securities during the nine months ended March 31, 2021.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	March 31, 2022		March 31, 2022
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	49	48	—	—
Due after five years through ten years	38,085	37,416	—	—
Due after ten years	143,316	132,149	104,227	95,102
	$181,450	$169,613	$104,227	$95,102

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and June 30, 2021:

	March 31, 2022
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$87,009	$(6,472)	$8,536	$(959)	$95,545	$(7,431)
U.S. agency collateralized mortgage obligations	3,200	(370)	7,552	(670)	10,752	(1,040)
U.S. government agency securities	1,280	(7)	4,404	(39)	5,684	(46)
Municipal bonds	8,214	(1,189)	9,242	(1,535)	17,456	(2,724)
Corporate bonds	20,245	(805)	—	—	20,245	(805)
	119,948	(8,843)	29,734	(3,203)	149,682	(12,046)
Held To Maturity:
Mortgage-backed securities	95,102	(9,125)	—	—	95,102	(9,125)
	95,102	(9,125)	—	—	95,102	(9,125)
Total Temporarily Impaired Securities	$215,050	$(17,968)	$29,734	$(3,203)	$244,784	$(21,171)

	June 30, 2021
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$43,152	$(374)	$—	$—	$43,152	$(374)
U.S. agency collateralized mortgage obligations	10,613	(202)	2,407	(53)	13,020	(255)
U.S. government agency securities	6,896	(56)	—	—	6,896	(56)
Municipal bonds	17,748	(389)	—	—	17,748	(389)
Total Temporarily Impaired Securities	$78,409	$(1,021)	$2,407	$(53)	$80,816	$(1,074)

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

The unrealized loss on securities is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2022 and June 30, 2021. There were 104 investment securities that were temporarily impaired at March 31, 2022 and 42 investment securities that were temporarily impaired at June 30, 2021.

At March 31, 2022 and June 30, 2021, $2.5 million and $3.8 million, respectively, of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $2.4 million as of March 31, 2022.  During the three and nine months ended March 31, 2022, the Company recorded $236 thousand and $96 thousand, respectively, of unrealized losses, which were recorded in Unrealized loss on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans at March 31, 2022 and June 30, 2021 are summarized as follows:

	March 31,		June 30,
	2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$151,435	32.82%	$173,306	37.22%
Home equity and HELOCs	32,886	7.13	37,222	7.99
Construction -residential	10,917	2.36	10,841	2.33
Commercial real estate:
1 - 4 family investor	102,857	22.29	120,581	25.90
Multi-family (five or more)	12,417	2.69	12,315	2.64
Commercial non-residential	138,280	29.97	96,612	20.75
Construction and land	4,979	1.08	6,377	1.37
Commercial	5,291	1.15	5,145	1.10
Consumer loans	2,362	0.51	3,230	0.70
Total Loans	461,424	100.00%	465,629	100.00%

Unearned loan origination fees	(767)		(820)
Allowance for loan losses	(3,479)		(3,613)
Net Loans	$457,178		$461,196

As of March 31, 2022 and June 30, 2021, the Bank had $21 thousand and $1.5 million of outstanding Paycheck Protection Program (PPP) loans to one and 44 new and existing customers, respectively, that are included in commercial loans in the above table and are guaranteed by the Small Business Administration and mature in two years.

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $14.8 million and $18.6 million at March 31, 2022 and June 30, 2021, respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

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

The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. The Company considers the allowance for loan losses of $3.5 million and $3.6 million adequate to cover loan losses inherent in the loan portfolio at both March 31, 2022 and June 30, 2021, respectively.

The following table presents by portfolio segment, the changes in the allowance for loan losses for the three months ended March 31, 2022 and 2021:

March 31, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$605	$109	$326	$742	$116	$1,320	$265	$31	$50	$3,564
Charge-offs	(73)	—	—	—	—	—	—	—	(23)	(96)
Recoveries	—	—	—	—	—	—	—	—	1	1
Provision (recovery)	50	19	23	(113)	6	58	(79)	24	22	10
Ending Balance	$582	$128	$349	$629	$122	$1,378	$186	$55	$50	$3,479

March 31, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$766	$130	$463	$835	$161	$851	$334	$32	$15	$3,587
Charge-offs	(3)	—	—	—	—	—	—	—	—	(3)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision (recovery)	(48)	7	41	1	11	(9)	15	(3)	—	15
Ending Balance	$715	$137	$504	$836	$172	$842	$349	$29	$15	$3,599

The following table presents by portfolio segment, the changes in the allowance for loan losses for the nine months ended March 31, 2022 and 2021:

March 31, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613
Charge-offs	(88)	—	—	(55)	—	—	—	—	(23)	(166)
Recoveries	—	8	—	42	—	—	—	—	2	52
Provision (recovery)	(39)	(13)	(138)	(201)	(37)	524	(176)	4	56	(20)
Ending Balance	$582	$128	$349	$629	$122	$1,378	$186	$55	$50	$3,479

March 31, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$682	$166	$526	$801	$123	$727	$396	$83	$15	$3,519
Charge-offs	(3)	—	—	—	—	—	—	—	(30)	(33)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision (recovery)	36	(29)	(22)	35	49	115	(47)	(54)	30	113
Ending Balance	$715	$137	$504	$836	$172	$842	$349	$29	$15	$3,599

The following tables present the allowance for loan losses and recorded investment by loan portfolio classification as March 31, 2022 and June 30, 2021:

March 31, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	582	128	349	629	122	1,378	186	55	50	3,479
Total allowance	$582	$128	$349	$629	$122	$1,378	$186	$55	$50	$3,479

Loans receivable ending balance:
Individually evaluated for impairment	$3,435	$451	$—	$183	$470	$1,239	$—	$—	$—	$5,778
Collectively evaluated for impairment	79,242	16,344	10,387	85,253	11,947	115,767	4,979	4,431	528	328,878
Acquired non-credit impaired loans (1)	68,619	16,068	530	17,421	—	21,274	—	860	1,834	126,606
Acquired credit impaired loans (2)	139	23	—	—	—	—	—	—	—	162
Total portfolio	$151,435	$32,886	$10,917	$102,857	$12,417	$138,280	$4,979	$5,291	$2,362	$461,424
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

June 30, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	709	133	487	843	159	854	362	51	15	3,613
Total allowance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613

Loans receivable ending balance:
Individually evaluated for impairment	$1,907	$578	$—	$433	$176	$892	$—	$—	$—	$3,986
Collectively evaluated for impairment	87,540	14,617	8,582	98,043	12,008	68,530	6,377	4,151	535	300,383
Acquired non-credit impaired loans (1)	83,721	22,004	2,259	22,105	131	27,190	—	994	2,695	161,099
Acquired credit impaired loans (2)	138	23	—	—	—	—	—	—	—	161
Total portfolio	$173,306	$37,222	$10,841	$120,581	$12,315	$96,612	$6,377	$5,145	$3,230	$465,629
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

During the three and nine months ended March 31, 2022, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment.  Specifically, we experienced significant growth in our commercial non-residential real estate portfolio and a corresponding increase in the provision for loan losses for this portfolio.  The overall decrease in the allowance and provision credit during the nine months ended March 31, 2022 can be primarily attributed to an improving economic outlook.

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

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of March 31, 2022 and June 30, 2021. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at March 31, 2022 and June 30, 2021:

March 31, 2022
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$101,185	$11,947	$137,040	$4,979	$5,291	$260,442
Special Mention	1,561	—	311	—	—	1,872
Substandard	111	470	929	—	—	1,510
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$102,857	$12,417	$138,280	$4,979	$5,291	$263,824

June 30, 2021
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$118,175	$12,139	$95,720	$6,377	$5,145	$237,556
Special Mention	2,054	—	356	—	—	2,410
Substandard	352	176	536	—	—	1,064
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$120,581	$12,315	$96,612	$6,377	$5,145	$241,030

The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at March 31, 2022 and June 30, 2021:

Residential Real Estate and Consumer Loans
Credit Risk Internally Assigned
(Dollars in thousands)
March 31, 2022
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$146,813	$32,570	$10,917	$2,239	$192,539
Non-performing	4,622	316	—	123	5,061
	$151,435	$32,886	$10,917	$2,362	$197,600

June 30, 2021
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$169,532	$36,877	$10,841	$3,112	$220,362
Non-performing	3,774	345	—	118	4,237
	$173,306	$37,222	$10,841	$3,230	$224,599

Loans Acquired with Deteriorated Credit Quality

The outstanding principal and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of March 31, 2022 and June 30, 2021, are as follows:

(Dollars in thousands)	March 31, 2022	June 30, 2021
Outstanding principal balance	$236	$247
Carrying amount	162	161

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, for the period presented:

(Dollars in thousands)	Accretable Discount
Balance, May 1, 2020	$57
Accretion	(4)
Balance, June 30, 2020	$53
Accretion	(40)
Balance, June 30, 2021	$13
Accretion	(12)
Balance, March 31, 2022	$1

Loan Delinquencies and Non-accrual Loans

Following are tables which include an aging analysis of the recorded investment of past due loans as of March 31, 2022 and June 30, 2021.

	Aged Analysis of Past Due and Non-accrual Loans
	As of March 31, 2022
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$1,098	$197	$2,601	$3,896	$139	$147,400	$151,435	$—	$4,622
Home equity and HELOCs	95	16	205	316	23	32,547	32,886	—	316
Construction - residential	—	—	—	—	—	10,917	10,917	—	—
Commercial real estate:
1 - 4 family investor	—	—	—	—	—	102,857	102,857	—	111
Multi-family	—	—	165	165	—	12,252	12,417	—	470
Commercial non-residential	1,145	—	—	1,145	—	137,135	138,280	—	894
Construction and land	—	—	—	—	—	4,979	4,979	—	—
Commercial	—	—	—	—	—	5,291	5,291	—	—
Consumer	—	32	6	38	—	2,324	2,362	—	123
Total	$2,338	$245	$2,977	$5,560	$162	$455,702	$461,424	$—	$6,536

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2021
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$1,658	$561	$989	$3,208	$138	$169,960	$173,306	$—	$3,774
Home equity and HELOCs	58	150	80	288	23	36,911	37,222	—	345
Construction - residential	—	—	—	—	—	10,841	10,841	—	—
Commercial real estate:
1 - 4 family investor	81	—	271	352	—	120,229	120,581	—	352
Multi-family	—	344	176	520	—	11,795	12,315	—	176
Commercial non-residential	92	491	—	583	—	96,029	96,612	—	536
Construction and land	—	—	—	—	—	6,377	6,377	—	—
Commercial	—	—	—	—	—	5,145	5,145	—	—
Consumer	64	—	—	64	—	3,166	3,230	—	118
Total	$1,953	$1,546	$1,516	$5,015	$161	$460,453	$465,629	$—	$5,301

Interest income on non-accrual loans that would have been recorded if these loans had performed in accordance with their terms was approximately $76 thousand, $229 thousand, $8 thousand, and $71 thousand, respectively, during the three and nine months ended March 31, 2022 and 2021, respectively.

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, at March 31, 2022 and June 30, 2021.

March 31, 2022
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1 - 4 family residential real estate	$3,435	$3,598	$—
Home equity and HELOCs	451	451	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	183	192	—
Multi-family	470	492	—
Commercial non-residential	1,239	1,287	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

With an allowance recorded:
1 - 4 family residential real estate	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total:
1 - 4 family residential real estate	$3,435	$3,598	$—
Home equity and HELOCs	451	451	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	183	192	—
Multi-family	470	492	—
Commercial non-residential	1,239	1,287	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

The impaired loans table above includes accruing troubled debt restructurings (“TDRs”) in the amount of $772 thousand that are performing in accordance with their modified terms. The Company recognized $10 thousand and $33 thousand of interest income on accruing TDRs during the three and nine months ended March 31, 2022, respectively. The table above does not include $162 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The impaired loans table above includes accruing TDRs in the amount of $964 thousand that are performing in accordance with their modified terms. The table above does not include $161 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

The following tables include the average recorded investment balances for impaired loans and the interest income recognized for the three and nine months ended March 31, 2022 and 2021.

March 31, 2022	Three Months Ended		Nine Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
1-4 family residential real estate	$3,042	$—	$2,301	$—
Home equity and HELOCs	445	4	491	13
Construction residential	—	—	—	—
1-4 family investor commercial real estate	207	1	340	3
Multi-family	474	—	394	—
Commercial non-residential	1,249	6	1,023	17
Construction and land	—	—	—	—
Commercial	5	—	2	—
Consumer	—	—	—	—

With an allowance recorded:
1-4 family residential real estate	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Construction residential	—	—	—	—
1-4 family investor commercial real estate
Multi-family	—	—	—	—
Commercial non-residential	—	—	—	—
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total:
1-4 family residential real estate	$3,042	$—	$2,301	$—
Home equity and HELOCs	445	4	491	13
Construction residential	—	—	—	—
1-4 family investor commercial real estate	207	1	340	3
Multi-family	474	—	394	—
Commercial non-residential	1,249	6	1,023	17
Construction and land	—	—	—	—
Commercial	5	—	2	—
Consumer	—	—	—	—

March 31, 2021	Three Months Ended		Nine Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,885	$—	$1,465	$9
Home equity and HELOCs	626	5	643	15
Construction residential	—	—	—	—
1-4 family investor commercial real estate	324	1	324	4
Multi-family	182	—	183	—
Commercial non-residential	1,059	8	897	26
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
1-4 family residential real estate	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Construction residential	—	—	—	—
1-4 family investor commercial real estate
Multi-family	—	—	—	—
Commercial non-residential	—	—	—	—
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total:
1-4 family residential real estate	$1,885	$—	$1,465	$9
Home equity and HELOCs	626	5	643	15
Construction residential	—	—	—	—
1-4 family investor commercial real estate	324	1	324	4
Multi-family	182	—	183	—
Commercial non-residential	1,059	8	897	26
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Generally, the Bank will charge-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the three and nine months ended March 31, 2022, had impaired loans been current according to their original terms, amounted to $55 thousand and $128 thousand, respectively.  Interest income that would have been recorded for the three and nine months ended March 31, 2021, had impaired loans been current according to their original terms, amounted to $50 thousand and $150 thousand, respectively.

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

During the three months ended June 30, 2020, the Bank began providing customer relief programs, such as payment deferrals or interest only payments on loans, in accordance with the CARES Act. The Bank does not consider a modification to be a TDR if it occurred as a result of the loan forbearance program under the CARES Act. The CARES Act provides that a loan term modification does not automatically result in TDR status if the modification is made on a good-faith basis in response to COVID-19 to borrowers who were classified as current and not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the COVID-19 pandemic national emergency, or (b) January 1, 2022. Following January 1, 2022, this provision of the CARES Act is no longer in effect.  During the three months ended June 30, 2020, the Bank modified approximately $49.8 million of loans to provide its customers this monetary relief. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue.  The three-month deferral period has ended on the loans on deferral and, as of March 31, 2022, no loans remain on deferral under the CARES Act.

During the nine months ended March 31, 2022 and 2021, there were no loans modified that were identified as a TDR. The Company did not experience any re-defaulted TDRs subsequent to the loan being modified during the nine months ended March 31, 2022 and 2021.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
(Dollars in thousands)	2022	2021
Land	$2,581	$2,581
Office buildings and improvements	13,346	12,932
Furniture, fixtures and equipment	2,606	2,428
Automobiles	58	50
	18,591	17,991

Accumulated depreciation	(5,230)	(4,552)
	$13,361	$13,439

Depreciation expense amounted to $252 thousand and $722 thousand for the three and nine months ended March 31, 2022, respectively, and $229 thousand and $757 thousand for the three and nine months ended March 31, 2021, respectively.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the 2018 acquisition of Audubon Savings Bank. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the 2020 acquisitions of Fidelity Savings and Loan Association of Bucks County (“Fidelity”) and Washington Savings Bank (“Washington”), respectively. As of March 31, 2022 and June 30, 2021, the other intangibles consisted of $768 thousand and $937 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2021, management included considerations of the current economic environment caused by COVID-19 in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2021. During the nine months ended March 31, 2022, management considered the current economic environment caused by the COVID-19 pandemic in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the nine months ended March 31, 2022.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2021	$4,858	$937
Adjustments:
Additions	—	—
Amortization	—	(57)
Balance, September 30, 2021	$4,858	$880
Adjustments:
Additions	—	—
Amortization	—	(56)
Balance, December 31, 2021	$4,858	$824
Adjustments:
Additions	—	—
Amortization	—	(56)
Balance, March 31, 2022	$4,858	$768

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2020	$4,858	$1,192
Adjustments:
Additions	—	—
Amortization	—	(64)
Balance, September 30, 2020	$4,858	$1,128
Adjustments:
Additions	—	—
Amortization	—	(64)
Balance, December 31, 2020	$4,858	$1,064
Adjustments:
Additions	—	—
Amortization	—	(64)
Balance, March 31, 2021	$4,858	$1,000

Aggregate amortization expense was $56 thousand and $169 thousand for the three and nine months ended March 31, 2022, respectively, and $64 thousand and $192 thousand for the three and nine months ended March 31, 2021, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of March 31, 2022 and June 30, 2021:

(Dollars in thousands)	March 31, 2022	June 30, 2021
Non-interest bearing checking	$62,356	$51,086
Interest bearing checking	128,471	104,214
Money market accounts	188,638	136,719
Savings and club accounts	106,099	100,781
Certificates of deposit	135,840	160,303
	$621,404	$553,103

Note 10 – Advances from Federal Home Loan Bank

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $291.2 million and $280.8 million at March 31, 2022 and June 30, 2021, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $420.8 million and $407.4 million of loans pledged as collateral as of March 31, 2022 and June 30, 2021, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $1.7 million and $2.7 million at March 31, 2022 and June 30, 2021, respectively. During the nine months ended March 31, 2022, the Bank paid off $21.0 million of advances from the FHLB of Pittsburgh due to the low interest rate environment and excess cash held on the Company’s Consolidated Statements of Financial Condition.

Advances from the FHLB of Pittsburgh consisted of the following as of March 31, 2022 and June 30, 2021:

(Dollars in thousands)	March 31, 2022	June 30, 2021
FHLB advances:
Convertible	$20,000	$20,000
Fixed	—	14,000
Mid-term	—	7,000
Total FHLB advances	$20,000	$41,000

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

A summary of the Company's loan commitments is as follows as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
(Dollars in thousands)	2022	2021
Commitments to extend credit	$30,119	$35,350
Unfunded commitments under lines of credit	65,652	50,583
Standby letters of credit	—	2,000

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

As of March 31, 2022 and June 30, 2021, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

The Bank has elected to adopt the optional community bank leverage ratio framework.  Management believes, as of March 31, 2022 and June 30, 2021, that the Bank meets all capital adequacy requirements to which it is subject.  The leverage ratios of the Bank at March 31, 2022 and June 30, 2021 are as follows:

To be Well Capitalized Under
			For Capital		Prompt Corrective Action
As of March 31, 2022	Actual		Adequacy Purposes		Provisions
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$155,769	18.25%	$34,135	4.00%	$42,668	5.00%

To be Well Capitalized Under
			For Capital		Prompt Corrective Action
As of June 30, 2021	Actual		Adequacy Purposes		Provisions
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$152,104	18.89%	$32,203	4.00%	$40,254	5.00%

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of March 31, 2022 and June 30, 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$100,517	$—	$100,517
U.S. agency collateralized mortgage obligations	—	10,752	—	10,752
U.S. government agency securities	—	5,684	—	5,684
Municipal bonds	—	17,456	—	17,456
Corporate bonds	—	35,204	—	35,204
Equity securities	2,404	—	—	2,404
Total Assets	$2,404	$169,613	$—	$172,017

	June 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$55,064	$—	$55,064
U.S. agency collateralized mortgage obligations	—	15,433	—	15,433
U.S. government agency securities	—	6,896	—	6,896
Municipal bonds	—	19,861	—	19,861
Corporate bonds	—	26,081	—	26,081
Total Assets	$—	$123,335	$—	$123,335

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of March 31, 2022 and June 30, 2021, the Company charged-off the collateral deficiency on impaired loans. As a result, there were no specific reserves on impaired loans as of March 31, 2022 and June 30, 2021.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of March 31, 2022 and June 30, 2021, assets required to be measured and reported at fair value on a non-recurring basis are summarized as follows:

	March 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$1,756	$1,756
	$—	$—	$1,756	$1,756

	June 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Other real estate owned	$—	$—	$75	$75
	$—	$—	$75	$75

Quantitative information regarding assets measured at fair value on a non-recurring basis as of March 31, 2022 and June 30, 2021 is as follows:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
(Dollars in thousands)	Estimate	Techniques	Input	Range
March 31, 2022
Impaired loans	$1,756	Appraisal of collateral (1)	Appraisal adjustments (2)	0-7%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
(Dollars in thousands)	Estimate	Techniques	Input	Range
June 30, 2021
Foreclosed real estate owned	$75	Appraisal of collateral (1)(3)	Liquidation expenses (2)	0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less any associated allowance.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

	Fair Value Measurements at March 31, 2022
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$457,178	$460,400	$—	$—	$460,400
Securities held to maturity	104,227	95,102	—	95,102	—

Financial instruments - liabilities:
Certificates of deposit	135,840	136,909	—	—	136,909
Advances from Federal Home Loan Bank	20,000	20,260	—	—	20,260

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2021
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$461,196	$472,292	$—	$—	$472,292

Financial instruments - liabilities:
Certificates of deposit	160,303	161,057	—	—	161,057
Advances from Federal Home Loan Bank	41,000	42,098	—	—	42,098

Off-balance sheet financial instruments	—	—	—	—	—

Note 14 – Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration.

Substantially all of the leases in which the Company is the lessee include real estate property for branches and office space with terms extending through 2043. All of the Company’s leases are classified as operating leases. Accounting standard topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, on the Company’s Consolidated Statements of Financial Condition.

The following tables present the Consolidated Statements of Financial Condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months of less), or equipment leases (deemed immaterial) on the Consolidated Statements of Financial Condition.

(in thousands)		March 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,970
Total Right-of-Use Assets		$6,970

(in thousands)		March 31, 2022
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$7,064
Total Lease Liabilities		$7,064

(in thousands)		June 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$2,108
Total Right-of-Use Assets		$2,108

(in thousands)		June 30, 2021
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$2,307
Total Lease Liabilities		$2,307

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

During the nine months ended March 31, 2022 the Company opened two new branch offices, one located in Doylestown in Bucks County, Pennsylvania and one located in Hamilton Township in Mercer County, New Jersey. During the nine months ended March 31, 2022, the Company’s lease agreements for these branch offices commenced, which resulted in an increase of the ROU asset and lease liability of $5.2 million.

	March 31,
	2022
Weighted average remaining lease term
Operating leases	17.7	years
Weighted average discount rate
Operating leases	2.01%

	June 30,
	2021
Weighted average remaining lease term
Operating leases	9.8	years
Weighted average discount rate
Operating leases	1.76%

The Company recorded $162 thousand and $427 thousand of net lease costs during the three and nine months ended March 31, 2022, respectively. The Company recorded $103 thousand and $260 thousand of net lease costs during the three and nine months ended March 31, 2021, respectively. Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022 were as follows:

The Company recorded $162 thousand and $427 thousand of net lease costs during the three and nine months ended March 31, 2022, respectively. The Company recorded $103 thousand and $260 thousand of net lease costs during the three and nine months ended March 31, 2021, respectively. Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022 were as follows:The Company recorded $162 thousand and $427 thousand of net lease costs during the three and nine months ended March 31, 2022, respectively. The Company recorded $103 thousand and $260 thousand of net lease costs during the three and nine months ended March 31, 2021, respectively. Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022 were as follows:

March 31,
2022
Operating
(in thousands)	Leases
Twelve months ended March 31,
2023	$605
2024	613
2025	604
2026	441
2027	395
Thereafter	5,876
Total future minimum lease payments	$8,534
Amounts representing interest	(1,470)
Present value of net future minimum lease payments	$7,064

Note 15 – Subsequent Events

On April 13, 2022, the Company prepaid a $5.0 million advance from the FHLB of Pittsburgh due to the low interest rate environment and incurred a $12 thousand prepayment penalty. On April 27, 2022, the Company prepaid the remaining $15.0 million of advances from the FHLB of Pittsburgh due to the low interest rate environment and incurred a total of $176 thousand of prepayment penalties.

On April 20, 2022, the Company declared a cash dividend of $0.03 per share, payable on May 12, 2022, to common shareholders of record at the close of business on May 2, 2022.

Since March 31, 2022, the Company purchased and retired 114,300 shares of its common stock at an average price per share of $12.40 as part of its previously announced stock repurchase program that commenced on March 25, 2022.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. We also have approximately $6.6 million as of March 31, 2022 in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties and uncertainties and the COVID-19 pandemic, the ultimate amount of loss could vary from that estimate.

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

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at March 31, 2022. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three and nine months ended March 31, 2022, management considered the then current economic environment caused by the COVID-19 pandemic in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three and nine months ended March 31, 2022.

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

As of March 31, 2022, we had net deferred tax assets totaling $6.0 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at March 31, 2022 and June 30, 2021

Summary.  Total assets increased $46.6 million, or 5.7%, to $869.0 million at March 31, 2022, from $822.4 million at June 30, 2021, primarily due to a $68.3 million increase in total deposits, partially offset by a $21.0 million decrease in advances from the FHLB of Pittsburgh.

Cash and cash equivalents decreased $110.5 million, or 65.5%, to $58.2 million at March 31, 2022, from $168.7 million at June 30, 2021.  The decrease in cash and cash equivalents was primarily driven by a $152.9 million increase in total investments, a $21.0 million decrease in advances from the FHLB of Pittsburgh, the payment of cash dividends totaling $5.0 million and a $2.8 million increase in bank-owned life insurance, partially offset by a $68.3 million increase in deposits and a $4.0 million decrease in net loans.

Investments.  Total investments increased $152.9 million, or 124.0%, to $276.2 million at March 31, 2022, from $123.3 million at June 30, 2021. During the nine months ended March 31, 2022, the Company invested a portion of the excess cash on its statement of financial condition in available for sale, held to maturity, and equity securities.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans.  Net loans decreased $4.0 million, or 0.9%, to $457.2 million at March 31, 2022, from $461.2 million at June 30, 2021.  During the nine months ended March 31, 2022, the Company originated $69.2 million of new loans that were more than offset by $73.2 million of loan paydowns and payoffs.  The COVID-19 pandemic and low interest rate environment have created a highly competitive market for lending.  The Company maintains conservative lending practices and is focused on lending to borrowers with high credit quality within its market footprint.

As of March 31, 2022 and June 30, 2021, the Bank had $21 thousand and $1.5 million of outstanding Paycheck Protection Program (PPP) loans to one and 44 new and existing customers, respectively, that are guaranteed by the Small Business Administration and mature in two years.  During the year ended June 30, 2020, the Bank modified approximately $49.8 million of existing loans in accordance with the provisions of the CARES Act to provide its customers with monetary relief.  Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on the loans on deferral and, as of March 31, 2022, there are no loans on deferral under the CARES Act.  For more information, see note 6 to the Consolidated Financial Statements of the Company included in Item 1 of this Quarterly Report on Form 10-Q.

Bank-owned life insurance. Bank-owned life insurance increased $2.8 million, or 7.9%, to $38.0 million at March 31, 2022, from $35.2 million at June 30, 2021.  Management purchased $2.0 million of bank-owned life insurance during the nine months ended March 31, 2022.  Management believes that bank-owned life insurance is a low-risk investment alternative with an attractive yield.

Deposits.  Deposits increased $68.3 million, or 12.3%, to $621.4 million at March 31, 2022, from $553.1 million at June 30, 2021.  The increase in deposits was primarily due to a $92.8 million increase in core deposits, partially offset by a $24.5 million decrease in time deposits.  The decrease in time deposits was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based deposit accounts.

Borrowings.  Borrowings decreased $21.0 million, or 51.2%, to $20.0 million at March 31, 2022, from $41.0 million at June 30, 2021.  The decrease in borrowings was due to the strategic prepayment of $21.0 million of higher-cost advances from the FHLB of Pittsburgh during the nine months ended March 31, 2022. We made a strategic decision to use $21.0 million of cash to prepay higher-cost advances from the FHLB of Pittsburgh that effectively removed a negative spread from our Statement of Financial Condition.

Stockholders’ Equity.  Stockholders’ equity decreased $10.6 million, or 4.9%, to $206.3 million at March 31, 2022, from $216.9 million at June 30, 2021.  The decrease in stockholders’ equity was primarily due to the payment of a $0.30 per share one-time special cash dividend in August 2021 totaling $4.6 million and a $0.03 quarterly cash dividend in February 2022 totaling $455 thousand, as well as a $9.1 million increase in the accumulated other comprehensive loss component of the unrealized loss on available-for-sale securities, partially offset by $3.2 million of net income recorded during the nine months ended March 31, 2022.

Book value per share measured $13.62 as of March 31, 2022 compared to $14.30 as of June 30, 2021, and tangible book value per share(3) measured $13.25 as of March 31, 2022 compared to $13.92 as of June 30, 2021. Tangible book value per share is a non-GAAP financial measure that excludes goodwill and other intangible assets. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of tangible book value per share to book value per share.

The Company commenced its previously announced stock repurchase program on March 25, 2022 following the one-year anniversary of the completion of its second-step conversion on March 24, 2021. The Company purchased and retired a total of 22,800 shares of its common stock under the stock repurchase program during the three months ended March 31, 2022.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended March 31,
			Change Fiscal 2022/2021
(Dollars in thousands)	2022	2021	$	%
Net interest income	$5,980	$5,316	$664	12.49%
Provision for loan losses	10	15	(5)	(33.33)
Non-interest income	315	535	(220)	(41.12)
Non-interest expenses	5,301	4,496	805	17.90
Income tax expense	160	273	(113)	(41.39)
Net income	$824	$1,067	$(243)	(22.77)

Return on average assets (annualized)	0.38%	0.54%
Core return on average assets(1) (non-GAAP) (annualized)	0.50	0.55
Return on average equity (annualized)	1.57	4.03
Core return on average equity(1) (non-GAAP) (annualized)	2.03	4.13
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded net income of $824 thousand, or $0.06 per basic and diluted share, for the three months ended March 31, 2022, compared to net income of $1.1 million, or $0.07 per basic and diluted share, for the three months ended March 31, 2021.  The Company recorded core net income of $1.1 million, or $0.07 per basic and diluted share, for the three months ended March 31, 2022, compared to core net income of $1.1 million, or $0.07 per basic diluted share, for the three months ended March 31, 2021.  Core net income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net income to net income.

Net Interest Income

For the three months ended March 31, 2022, net interest income was $6.0 million, an increase of $664 thousand, or 12.5%, from the quarter ended March 31, 2021.  The increase in net interest income was primarily due to an increase in the interest income on investments and a decrease in interest expense on deposits and borrowings, partially offset by a decrease in interest income on loans.  We improved our asset mix by utilizing some of the excess cash on our statement of financial condition to purchase high-quality investments resulting in an increase in the average balance and yield on investments.  We also originated $25.2 million of new loans, including $20.7 million of commercial loans, that were offset by significant payoffs primarily in the residential portfolio.  In addition, we experienced a $310 thousand decrease in interest expense primarily due to the re-pricing of deposits and the prepayment of advances from the FHLB of Pittsburgh.  The net interest margin measured 3.06% for the three months ended March 31, 2022 compared to 3.00% for the three months ended December 31, 2021 and 2.91% for the three months ended March 31, 2021.  The increase in the net interest margin during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 was primarily due to the previously mentioned improvement in asset mix.  The year-over-year increase in the net interest margin was primarily due to the decrease in the cost of deposit funds and borrowed funds, as well as an increase in our yield on investment securities.

Provision for Loan Losses

We recorded a $10 thousand provision for loan losses during the three months ended March 31, 2022 compared to a provision for loan losses of $15 thousand during the three months ended March 31, 2021.  The decrease in the provision for the three months ended March 31, 2022 compared to the same period a year ago was primarily due to an improving economic outlook combined with stable asset quality metrics, including continued low levels of net charge-offs and non-performing assets.   Our allowance for loan losses totaled $3.5 million, or 1.04% of total loans, excluding acquired loans, as of March 31, 2022, compared to $3.6 million, or 1.19% of total loans, excluding acquired loans , as of June 30, 2021.  Total loans, excluding acquired loans, is non-GAAP financial measure that excludes loans acquired in a business combination.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans. Based on a review of the loans that were in the loan portfolio at March 31, 2022, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Service fees	$196	$199
Net gain on sale of other real estate owned	—	160
Net gain on sale of securities	—	35
Earnings on bank-owned life insurance	259	110
Unrealized loss on equity securities	(236)	—
Net gain on disposition of premises and equipment	15	(34)
Other	81	65
Total	$315	$535

For the three months ended March 31, 2022, non-interest income totaled $315 thousand, a decrease of $220 thousand, or 41.1%, from the three months ended March 31, 2021.  The decrease was primarily due to a $160 thousand net gain on sale of other real estate owned during the three months ended March 31, 2021 and a $236 thousand unrealized loss on equity securities recorded during the three months ended March 31, 2022.  These decreases to non-interest income were partially offset by a $149 thousand increase in earnings on bank-owned life insurance due to the purchase of additional BOLI during the fourth quarter of 2021 and the first quarter of 2022.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Salaries and employee benefits	$2,932	$2,490
Occupancy and equipment	836	813
Data processing	451	419
Professional fees	289	193
Amortization of intangible assets	56	64
Gain on lease abandonment	(117)	—
Prepayment penalties	209	—
Other	645	517
Total	$5,301	$4,496

For the three months ended March 31, 2022, non-interest expense totaled $5.3 million, an increase of $805 thousand, or 17.9%, from the three months ended March 31, 2021.  The increase in non-interest expense was primarily due to a $442 thousand increase in salaries and employee benefits due to annual merit increases and the addition of new employees in connection with the build out of the Company’s commercial lending and credit functions and branch expansion, $209 thousand of prepayment penalties associated with the prepayment of $14.0 million of advances from the FHLB of Pittsburgh during the three months ended March 31, 2022 and a $96 thousand increase in professional fees.  These increases to non-interest expense were partially offset by a $117 thousand gain on lease abandonment associated with the release from a lease agreement related to a former branch office that was closed during the quarter ended June 30, 2021.

Income Taxes

For the three months ended March 31, 2022, we recorded a provision for income taxes of $160 thousand, reflecting an effective tax rate of 16.3%, compared to a $273 thousand provision for income taxes, reflecting an effective tax rate of 20.4%, for the same period in 2021.  The decrease in the provision for income taxes for the three months ended March 31, 2022 compared to the same period a year ago is primarily due a decrease in income before income taxes.  The decrease in the effective tax rate for the three months ended March 31, 2022 compared to the same period a year ago is primarily due to a higher ratio of tax-exempt income from bank-owned life insurance to income before income taxes.

Results of Operations for the Nine Months Ended March 31, 2022 and 2021

Summary

The following table sets forth the income summary for the periods indicated:

The following table sets forth the income summary for the periods indicated:
	Nine Months Ended March 31,
			Change 2022/2021
(Dollars in thousands)	2022	2021	$	%
Net interest income	$16,772	$16,132	$640	3.97%
(Recovery) provision for loan losses	(20)	113	(133)	(117.70)
Non-interest income	1,684	1,775	(91)	(5.13)
Non-interest expenses	15,007	13,892	1,115	8.03
Income tax expense	310	789	(479)	(60.71)
Net income	$3,159	$3,113	$46	1.48
Return on average assets (annualized)	0.51%	0.55%
Core return on average assets(1) (non-GAAP) (annualized)	0.49	0.51
Return on average equity (annualized)	1.96	4.17
Core return on average equity(1) (non-GAAP) (annualized)	1.90	3.88
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded net income of $3.2 million, or $0.22 per basic and diluted share, for the nine months ended March 31, 2022, compared to net income of $3.1 million, or $0.21 per basic and diluted share, for the nine months ended March 31, 2021. The Company recorded core net income  of $3.1 million, or $0.21 per basic and diluted share, for the nine months ended March 31, 2022, compared to core net income of $2.9 million, or $0.20 per basic and diluted share, for the nine months ended March 31, 2021.  Core net income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net income to net income.

Net Interest Income

For the nine months ended March 31, 2022, net interest income was $16.8 million, an increase of $640 thousand, or 4.0%, from the nine months ended March 31, 2021.  The increase in net interest income was primarily due to an increase in the interest income on investments and a decrease in interest expense on deposits and borrowings, partially offset by a decrease in interest income on loans.  As previously discussed, we improved our asset mix by utilizing some of the excess cash we hold on our statement of financial condition to purchase high-quality investments resulting in an increase in interest income on investments. We also originated $69.2 million of new loans, including $57.2 million of commercial loans, that were offset by significant payoffs primarily in the residential portfolio. In addition, we experienced a $1.6 million decrease in interest expense primarily due to the re-pricing of deposits and the prepayment of advances from the FHLB of Pittsburgh.  The net interest margin measured 2.96% for the nine months ended March 31, 2022 compared to 3.08% for the same period in 2021.  The decrease in the net interest margin is consistent with the decrease in interest rates and margin compression during that period that was primarily due to the COVID-19 pandemic and its impact on the economy and interest rate environment.

Provision for Loan Losses

The provision for loan losses was a $20 thousand credit during the nine months ended March 31, 2022 compared to an expense of $113 thousand during the nine months ended March 31, 2021.  The provision credit for the nine months ended March 31, 2022 was primarily due to an improving economic outlook combined with continued stable asset quality metrics, including continued low levels of net charge-offs and non-performing assets.  Our allowance for loan losses totaled $3.5 million, or 1.04% of total loans, excluding acquired loans , as of March 31, 2022, compared to $3.6 million, or 1.19% of total loans, excluding acquired loans , as of June 30, 2021.  Total loans, excluding acquired loans, is non-GAAP financial measure that excludes loans acquired in a business combination.   Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans.  Based on a review of the loans that were in the loan portfolio at March 31, 2022, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Nine Months Ended March 31,
(Dollars in thousands)	2022	2021
Service fees	$652	$568
Net gain on sale of other real estate owned	—	206
Net gain on sale of securities	62	5
Earnings on bank-owned life insurance	775	320
Unrealized loss on equity securities	(96)	—
Net gain on disposition of premises and equipment	15	435
Other	276	241
Total	$1,684	$1,775

For the nine months ended March 31, 2022, non-interest income totaled $1.7 million, a decrease of $91 thousand, or 5.1%, from the nine months ended March 31, 2021.  The decrease in non-interest income was primarily due to a $435 thousand net gain on the disposition of premises recorded during the nine months ended March 31, 2021 in connection with the sale of several properties acquired as part of the acquisitions of Fidelity Savings Association of Bucks County and Washington Savings Bank in May 2020 and a $96 thousand unrealized net loss on equity securities recorded during the nine months ended March 31, 2022.  These decreases to non-interest income were partially offset by a $455 thousand increase in earnings on bank-owned life insurance and an $84 thousand increase in service fees consistent with our increase in core deposits.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Nine Months Ended March 31,
(Dollars in thousands)	2022	2021
Salaries and employee benefits	$8,440	$7,570
Occupancy and equipment	2,237	2,227
Data processing	1,291	1,350
Professional fees	778	598
Amortization of intangible assets	169	192
Gain on lease abandonment	(117)	—
Prepayment penalties	273	161
Other	1,936	1,794
Total	$15,007	$13,892

For the nine months ended March 31, 2022, non-interest expense totaled $15.0 million, an increase of $1.1 million, or 8.0%, from the nine months ended March 31, 2021.  The increase in non-interest expense was primarily due to an $870 thousand increase in salaries and employee benefits due to annual merit increases and the addition of new employees in connection with the build out of the Company’s commercial lending and credit functions and branch expansion, a $180 thousand increase in professional fees and a $112 thousand increase in prepayment penalties associated with the prepayment of advances from the FHLB of Pittsburgh.  These increases to non-interest expense were partially offset by a $117 thousand gain on lease abandonment associated with the release from a lease agreement related to a former branch office that was closed during the quarter ended June 30, 2021.

Income Taxes

For the nine months ended March 31, 2022, we recorded a provision for income taxes of $310 thousand, reflecting an effective tax rate of 8.9%, compared to a $789 thousand provision for income taxes, reflecting an effective tax rate of 20.2%, for the same period in 2021.   The decrease in the provision for income taxes for the nine months ended March 31, 2022 compared to the same period a year ago is primarily due to a $288 thousand income tax benefit recorded during the 2022 period related to refunds received associated with the carryback of net operating losses under the CARES Act and a decrease in income before income taxes.  The effective tax rate for the nine months ended March 31, 2022 compared to the same period a year ago was also impacted by the previously discussed income tax benefit from refunds received associated with the carryback of net operating losses under the CARES Act.

Asset Quality

During the nine months ended March 31, 2022, nonperforming assets increased 23.0% to $6.6 million from $5.4 million as of June 30, 2021. The increase in nonperforming assets was driven by an increase in nonaccrual loans primarily due to one $1.8 million one-to four-family residential real estate loan that moved to non-accrual status during the three months ended March 31, 2022.  The Company recorded a $71 thousand partial charge-off of this loan during the three months ended March 31, 2022 based on a recent impairment analysis.  Management will continue to closely monitor this loan and may adjust the carrying value of the loan as new information becomes available during the fourth quarter.

Total nonperforming loans consisted of 38 loans to 37 unrelated borrowers at March 31, 2022, as compared to 38 loans to 37 unrelated borrowers at June 30, 2021.  Interest income related to non-performing loans would have been approximately $229 thousand during the nine months ended March 31, 2022 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no new troubled debt restructurings (“TDRs”) during the nine months ended March 31, 2022.

Impaired loans at March 31, 2022 included $772 thousand of performing loans whose terms have been modified in TDRs, compared to $935 thousand at June 30, 2021. The amount of TDR loans included in impaired loans decreased as a result principal payments and pay-offs. These restructured loans are being monitored by management and are performing in accordance with their restructured terms. At March 31, 2022, none of our thirty-eight substandard loans with an aggregate balance of $6.6 million were considered TDRs.

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

	Three Months Ended March 31,
	2022			2021
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$459,414	$5,212	4.54%	$487,549	$5,701	4.68%
Investment securities(2)	267,221	1,329	1.99	109,204	449	1.64
Other interest-earning assets	53,886	43	0.32	135,204	80	0.24
Total interest-earning assets	780,521	6,584	3.37	731,957	6,230	3.40
Non-interest-earning assets	79,280			61,811
Total assets	$859,801			$793,768
Interest-bearing liabilities:
Interest-bearing accounts	$125,217	12	0.04%	$99,812	17	0.07%
Money market deposit accounts	180,933	164	0.36	157,016	166	0.42
Savings and club accounts	106,144	13	0.05	100,044	24	0.10
Certificates of deposit	138,827	235	0.68	182,477	445	0.98
Total interest-bearing deposits	551,121	424	0.31	539,349	652	0.48
FHLB advances	25,556	180	2.82	41,000	262	2.55
Total interest-bearing liabilities	576,677	604	0.42	580,349	914	0.63
Non-interest-bearing liabilities:
Non-interest-bearing deposits	57,550			100,570
Other non-interest-bearing liabilities	15,316			6,898
Total liabilities	649,543			687,817
Total stockholders' equity	210,258			105,951
Total liabilities and equity	$859,801			$793,768
Net interest income		$5,980			$5,316
Interest rate spread(3)		2.95%			2.77%
Net interest-earning assets(4)	$203,844			$151,608
Net interest margin(5)		3.06%			2.91%
Ratio of interest-earning assets to interest-bearing liabilities	135.35%			126.12%

(1) Includes nonaccrual loan balances and interest recognized on such loans.
(2) Includes securities available for sale, securities held to maturity, and equity securities.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended March 31,
	2022			2021
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$458,664	$15,535	4.52%	$497,794	$17,827	4.77%
Investment securities(2)	202,383	3,026	1.99	115,888	1,574	1.81
Other interest-earning assets	94,919	189	0.27	85,477	270	0.42
Total interest-earning assets	755,966	18,750	3.31	699,159	19,671	3.75
Non-interest-earning assets	75,375			60,572
Total assets	$831,341			$759,731
Interest-bearing liabilities:
Interest-bearing checking accounts	$111,697	45	0.05%	$101,719	89	0.12%
Money market deposit accounts	161,634	407	0.34	150,055	740	0.66
Savings and club accounts	103,271	54	0.07	97,028	91	0.12
Certificates of deposit	147,330	823	0.74	194,226	1,731	1.19
Total interest-bearing deposits	523,932	1,329	0.34	543,028	2,651	0.65
FHLB advances and other borrowings	31,718	649	2.73	45,720	888	2.59
Total interest-bearing liabilities	555,650	1,978	0.47	588,748	3,539	0.80
Non-interest-bearing liabilities:
Non-interest-bearing deposits	53,925			59,423
Other non-interest-bearing liabilities	6,877			11,973
Total liabilities	616,452			660,144
Total equity	214,889			99,587
Total liabilities and equity	$831,341			$759,731
Net interest income		$16,772			$16,132
Interest rate spread(3)		2.84%			2.95%
Net interest-earning assets(4)	$200,316			$110,411
Net interest margin(5)		2.96%			3.08%
Ratio of interest-earning assets to interest-bearing liabilities	136.05%			118.75%

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

	Three Months Ended 3/31/2022			Nine Months Ended 3/31/2022
	Compared to			Compared to
	Three Months Ended 3/31/2021			Nine Months Ended 3/31/2021
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$1,797	$(2,286)	$(489)	$591	$(2,883)	$(2,292)
Investment securities	708	172	880	1,194	258	1,452
Other interest-earning assets	(165)	128	(37)	41	(122)	(81)
Total interest-earning assets	2,340	(1,986)	354	1,826	(2,747)	(921)
Interest expense:
Interest-bearing checking accounts	20	(25)	(5)	14	(58)	(44)
Money market deposit accounts	97	(99)	(2)	86	(419)	(333)
Savings and club accounts	9	(20)	(11)	8	(45)	(37)
Certificates of deposit	(3,154)	2,944	(210)	(1,484)	576	(908)
Total interest-bearing deposits	(3,028)	2,800	(228)	(1,376)	54	(1,322)
FHLB advances and other borrowings	(237)	155	(82)	(312)	73	(239)
Total interest-bearing liabilities	(3,265)	2,955	(310)	(1,688)	127	(1,561)
Net change in net interest income	$5,605	$(4,941)	$664	$3,514	$(2,874)	$640

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

(Dollars in thousands, except share and per share data)
	As of March 31,	As of June 30,
Calculation of Tangible Book Value per Share:	2022	2021
Total stockholders' equity	$206,280	$216,926
Less: goodwill and other intangible assets	5,626	5,795
Total tangible equity (non-GAAP)	200,654	211,131

Total common shares outstanding	15,147,766	15,170,566

Book value per share (GAAP)	$13.62	$14.30
Tangible book value per share (non-GAAP)	$13.25	$13.92

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

(Dollars in thousands)
	As of March 31,	As of June 30,
Calculation of Allowance for Loan Losses to Total Loans, Excluding Acquired Loans:	2022	2021
Gross loans receivable	$461,424	$465,629
Less: Loans acquired in a business combination	126,768	161,260
Gross loans receivable, excluding acquired loans (non-GAAP)	334,656	304,369

Allowance for loan losses	$3,479	$3,613

Allowance for loan losses to total loans (GAAP)	0.75%	0.78%
Allowance for loan losses to total loans, excluding acquired loans (non-GAAP)	1.04%	1.19%

Core net income, core earnings per share, core return on average assets, and core return on average equity.  These non-GAAP financial measures exclude certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  We believe these ratios help management and investors better understand the earnings attributable to our core business. This non-GAAP data should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. The following table provides a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures.

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Calculation of core net income:
Net income (GAAP)	$824	$1,067	$3,159	$3,113
Less pre-tax adjustments:
Net gain (loss) on disposition of premises and equipment	(15)	34	(15)	(435)
Unrealized (loss) gain on equity securities	236	-	96	-
Gain on lease abandonment	(117)	-	(117)	-
Prepayment penalties	209	-	273	161
Tax impact of pre-tax adjustments	(70)	(8)	(53)	61
Income tax benefit adjustment	-	-	(288)	-
Core net income (non-GAAP)	$1,067	$1,093	$3,055	$2,900

Calculation of core earnings per share:
Earnings per share (GAAP)	$0.06	$0.07	$0.22	$0.21
Less pre-tax adjustments:
Net gain on disposition of premises and equipment	-	-	-	(0.02)
Unrealized (loss) gain on equity securities	0.01	-	0.01	-
Gain on lease abandonment	(0.01)	-	(0.01)	-
Prepayment penalties	0.01	-	0.02	0.01
Tax impact of pre-tax adjustments	-	-	(0.01)	-
Income tax benefit adjustment	-	-	(0.02)	-
Core earnings per share (non-GAAP)	$0.07	$0.07	$0.21	$0.20

Calculation of core return on average assets:
Return on average assets (GAAP)	0.38%	0.54%	0.51%	0.55%
Less pre-tax adjustments:
Net gain on disposition of premises and equipment	(0.01)	0.01	-	(0.10)
Unrealized (loss) gain on equity securities	0.11	-	0.02	-
Gain on lease abandonment	(0.05)	-	(0.02)	-
Prepayment penalties	0.10	-	0.04	0.04
Tax impact of pre-tax adjustments	(0.03)	-	(0.01)	0.02
Income tax benefit adjustment	-	-	(0.05)	-
Core return on average assets (non-GAAP)	0.50%	0.55%	0.49%	0.51%

Average assets	$859,801	$793,768	$831,341	$759,731

Calculation of core return on average equity:
Return on average equity (GAAP)	1.57%	4.03%	1.96%	4.17%
Less pre-tax adjustments:
Net gain on disposition of premises and equipment	(0.03)	0.13	(0.01)	(0.59)
Unrealized (loss) gain on equity securities	0.44	-	0.06	-
Gain on lease abandonment	(0.22)	-	(0.07)	-
Prepayment penalties	0.40	-	0.17	0.22
Tax impact of pre-tax adjustments	(0.13)	(0.03)	(0.03)	0.08
Income tax benefit adjustment	-	-	(0.18)	-
Core return on average equity (non-GAAP)	2.03%	4.13%	1.90%	3.88%

Average equity	$210,258	$105,951	$214,889	$99,587

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 46.7% as of March 31, 2022 compared to 44.3% as of June 30, 2021. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and advances from the FHLB of Pittsburgh. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances. As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. We had an available borrowing limit of $291.2 million with the FHLB of Pittsburgh at March 31, 2022. There were $20.0 million of FHLB of Pittsburgh advances outstanding at March 31, 2022.

At March 31, 2022, we had outstanding commitments to originate loans of $30.1 million and unfunded commitments under lines of credit of $65.7 million. At March 31, 2022, certificates of deposit scheduled to mature in less than one year totaled $83.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at March 31, 2022 indicates a level of risk within the parameters of our model. Our management believes that the March 31, 2022 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2022. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of March 31, 2022, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	0.46%	$235,610	(10.35)%
+100	0.29	248,999	(5.25)
0	—	262,804	—
-100	(2.17)	275,786	4.94

As of March 31, 2022, based on the scenarios above, net interest income would increase by approximately 0.29% to 0.46%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 2.17% in a declining interest rate environment over the same period.

Economic value at risk would be negatively impacted by a rise in interest rates and would be positively impacted by a decline in interest rates.  We have established an interest rate floor of zero percent for measuring interest rate risk. The difference between the two results reflects the relatively long terms of a portion of our assets which is captured by the economic value at risk but has less impact on the one-year net interest income sensitivity.

Overall, our March 31, 2022 analysis indicates that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

During the quarter ended March 31, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission on September 15, 2021 (the “Form 10-K”).  As of March 31, 2022, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2022, the Company issued a press release announcing that the Company’s Board of Directors has authorized a stock repurchase program to acquire up to 758,528 shares of the Company’s outstanding common stock, or approximately 5% of outstanding shares. The stock repurchase program became effective on March 25, 2022.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
January 1 - 31, 2022	—	$—	$-	758,528
February 1 - 28, 2022	—	—	-	758,528
March 1 - 31, 2022	22,800	12.82	22,800	735,728
Total	22,800	$12.82	$22,800

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

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: May 5, 2022	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)