Form 10-K
period 2022-06-30
William Penn Bancorporation
filed 2022-09-08
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the voting and non-voting equity held by non-affiliates as of December 31, 2021 was approximately $183.3 million. The number of shares outstanding of the issuer’s common stock, as of September 7, 2022: 14,658,213 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders

are incorporated by reference into Part III of this Form 10-K.

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

The Bank’s principal business consists of originating one- to four-family residential real estate mortgage loans, home equity lines of credit, construction residential and one- to four-family investor commercial real estate, non-residential real estate, multi-family and construction and land loans. We offer a variety of retail deposits to the general public in the areas surrounding our main office and our branch offices. We offer our customers a variety of deposit products with interest rates that are competitive with those of similar products offered by other financial institutions operating in our market area. We also utilize borrowings as a source of funds. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities. We also generate revenues from other income including deposit fees and service charges, realized gains on sales of securities, realized gains on sales of other real estate owned, earnings on bank-owned life insurance, unrealized gains on equity securities, and other income.

Acquisition History

On July 1, 2018, we acquired Audubon Savings Bank (“Audubon”), a New Jersey-chartered mutual savings association headquartered in Audubon, New Jersey and with two additional branch offices located in Mount Laurel and Pine Hill, New Jersey. The acquisition of Audubon enhanced our market share in Burlington and Camden Counties in New Jersey, and provided the Bank with a physical presence in Southern New Jersey.

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

Market Area

We are headquartered in Bristol, Pennsylvania and currently operate thirteen full-service branch offices in Bucks and Philadelphia Counties in Pennsylvania and in Burlington, Camden, and Mercer Counties in New Jersey. We periodically evaluate our network of banking offices to optimize the penetration in our market area. Our business strategy currently includes opening new branches in and around our market area, which may include neighboring counties.

We consider our primary market area to be the Philadelphia suburbs of central and lower Bucks County and Northeast Philadelphia in Pennsylvania and the New Jersey counties of Burlington, Camden, Gloucester, and Mercer. This area has historically benefitted from having a large number of corporate headquarters located within it. The area benefits from having a well-educated employment base and the diversity provided by a large number of industrial, service, retail and high technology businesses. Other employment is provided by a variety of wholesale trade, manufacturing, federal, state and local governments, hospitals and utilities.

According to the U.S. Census Bureau, as of July 1, 2021 (estimated population) and July 1, 2019 (median household income), respectively, (i) Bucks County had an estimated population of 646,098, representing a 3.3% increase from April 1, 2010, and a median household income of $86,055 and (ii) Philadelphia County had an estimated population of 1.6 million, representing a 3.1% increase from April 1, 2010, and a median household income of $43,744. In addition, (i) Burlington County had an estimated population of 464,269, representing a 3.4% increase from April 1, 2010, and a median household income of $84,992, (ii) Camden County had an estimated population of 523,771, representing a 2.0% increase from April 1, 2010, and a median household income of $67,118, (iii) Gloucester County had an estimated population of 304,477, representing a 5.3% increase from April 1, 2010, and a median household income of $85,160 and (iv) Mercer County had an estimated population of 385,898, representing a 4.9% increase from April 1, 2010, and a median household income of $79,990. As of July 1, 2019, the median household income in the United States was $65,084.

As of June 2022, the unemployment rate in Bucks and Philadelphia Counties totaled 3.4% and 5.7%, respectively, and the unemployment rate in Burlington, Camden, Gloucester, and Mercer Counties totaled 2.8%, 3.7%, 3.3% and 2.8%, respectively, as compared to a national unemployment rate of 3.8% for June 2022.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits and loans has historically come from the numerous national, regional and local community financial institutions operating in our market area, including a number of independent banks and credit unions, in addition to other financial service companies, such as brokerage firms, mortgage companies and mortgage brokers. In addition, we face competition for investors’ funds from money market funds and other corporate and government securities. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage and consumer credit market, such as financial technology companies, securities companies and specialty finance companies. We believe that our long-standing presence in Bucks County, our recent expansion into Southern and Central New Jersey and Northeast Philadelphia, and our personal service philosophy enhance our ability to compete favorably in attracting and retaining individual and business customers. We actively solicit deposit-related customers and compete for deposits by offering customers personal attention, professional service and competitive interest rates.

Lending Activities

Our loan portfolio consists primarily of one- to four-family residential mortgage loans, one- to four-family investor commercial real estate loans, and commercial non-residential real estate loans. Our loan portfolio also includes multi-family residential loans, commercial business and consumer loans. Substantially all of our loans are secured by properties located within our local markets.

One- to Four-Family Residential Loans. One of our primary lending activities is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. Such loans totaled $147.1 million, or 30.7% of our total loan portfolio, at June 30, 2022.

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

Throughout the low interest rate environment that extended through 2021, borrowers generally preferred fixed-rate loans.  However, due to the recent rise in interest rate levels in 2022, borrowers generally currently prefer our adjustable-rate loan products.  We anticipate that an increase in adjustable-rate loans would allow us to better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages. The increased mortgage payments required under adjustable-rate loans in a rising interest rate environment, however, could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

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

Our largest one- to four-family residential loan at June 30, 2022 was for $2.1 million and is secured by a single-family residence located in New Hope, Pennsylvania. This loan is performing in accordance with its terms.

One- to Four-Family Investor Commercial Real Estate Loans. One of our other primary lending activities is the origination of loans secured by non-owner occupied one- to four-family residential properties. These borrowers generally include individuals that purchase an investment property to generate rental income. Such loans totaled $96.9 million, or 20.2% of our total loan portfolio, at June 30, 2022.

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

Throughout the low interest rate environment that extended through 2021, borrowers generally preferred fixed-rate loans.  However, due to the recent rise in interest rate levels in 2022, borrowers generally currently prefer our adjustable-rate loan products.  We anticipate that adjustable-rate loans would allow us to better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages. The increased mortgage payments required under adjustable-rate loans in a rising interest rate environment, however, could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

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

Our largest one- to four-family investor commercial real estate loan at June 30, 2022 was for $2.4 million and is secured by a single-family residence located on the Eastern Shore of Maryland. This loan is performing in accordance with its terms.

Non-Residential Real Estate and Multi-Family Loans. Another one of our other primary lending activities is the origination of fixed rate and adjustable-rate mortgage loans secured by commercial real estate, multi-family residential real estate and land. Our non-residential and multi-family real estate loans are generally secured by office buildings, retail and mixed-use properties, condominiums, apartment buildings, single-family subdivisions and owner-occupied properties used for businesses. At June 30, 2022, our commercial and multi-family real estate loan portfolio totaled $171.8 million, or 35.8% of our total loan portfolio.

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

Non-residential real estate loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Shared national credit loans are typically variable rate with terms ranging from one to seven years. At June 30, 2022, there was one shared national credit relationship with a total commitment of $12.5 million, which had $9.2 million disbursed and outstanding. This loan is secured by various properties located within the United States that have triple-net leases with national tenants and the loans are performing in accordance with their terms.

Excluding shared national credit loans, our largest non-residential real estate loan at June 30, 2022 was for $11.0 million. This loan is secured by a three hotels located in Ocean County, New Jersey and is performing in accordance with its terms.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 20 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property, and we require that we have a second lien position on the property. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses. Management includes these loans based on the collateral supporting the line of credit in either the non-residential, multi-family, commercial or one-to-four family categories for the purposes of monitoring and evaluating the portfolio. At June 30, 2022, such loans totaled $32.5 million, or 6.8% of our total loan portfolio.

Residential and Commercial Construction Loans and Land Loans. We originate (i) residential construction loans to individuals that finance the construction of owner-occupied residential dwellings for personal use, which we classify within our residential real estate loan portfolio, (ii) commercial construction loans for the development of projects including non-owner occupied residential dwellings, condominiums, apartment buildings, single-family subdivisions, single-family investor loans, as well as owner-occupied properties used for business, which we classify within our commercial real estate loan portfolio and (iii) commercial land loans for the purchase and development of raw land.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which can be up to 18 months. We also require periodic inspections of the property during the term of the construction. At the end of the construction phase, substantially all of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. Our residential construction loans totaled

$14.8 million, or 3.1% of our total loan portfolio, at June 30, 2022. At June 30, 2022, our largest outstanding residential construction loan was for $3.6 million, all of which was disbursed and outstanding, and related to the construction of residential housing located in Ocean City, New Jersey. This loan is performing in accordance with its terms.

Our construction loans may include loans for the development of real estate for a variety of projects and properties. Generally, the owner’s equity must be injected upfront prior to the Bank advancing funds.  Interest rates for the construction projects will generally be variable with a lifetime floor, but may be fixed if approved by the appropriate lending  authority.  Generally, our commercial construction loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan upon the completion of construction. In the case of a single-family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by agreed upon release prices at the outset of the loan sufficient to liquidate the loan prior to the final sale. In the case of a commercial construction loan, the construction period may be from nine months to three years. Construction loans are generally made with a maximum of 75% loan-to-value, a maximum 75% loan-to-cost, and a requirement that guarantors own over 10% of the collateral underlying the loan.   We also require periodic inspections of the property during the term of the construction loan.  The Bank requires a minimum debt service coverage ratio of 1.25X on a stand-alone basis upon conversion to permanent financing.

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

Our commercial construction and land loans totaled $4.9 million, or 1.0% of our total loan portfolio, at June 30, 2022 and was comprised of $2.2 million in commercial construction loans and $2.7 million in land loans at that date. At June 30, 2022, our largest outstanding commercial construction and land loan was a commercial land loan for $2.7 million for a commercial development project outside Wildwood, New Jersey. This loan is performing in accordance with its terms.

Commercial Business Loans. These loans consist of operating lines of credit secured by general business assets and equipment. The operating lines of credit are generally short term in nature with interest rates tied to short-term rates and adjustments occurring daily, monthly, or quarterly based on the original contract. For adjustable loans, there is also an interest rate floor. The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. Longer repayments of up to 15 years can be made depending on the useful life of the equipment being financed. Generally, rates are fixed for not longer than five years and will reset, generally based on the Constant Maturity U.S. Treasury indexes plus a spread, if the amortization or maturity of the loan is longer. At June 30, 2022, such loans totaled $9.4 million, or 2.0% of our total loan portfolio.

Consumer Loans. In the past, we have offered a variety of consumer loans, which include student, automobile and personal secured and unsecured loans to our customer base. However, we no longer offer these loans to customers. At June 30, 2022, consumer loans totaled $2.2 million, or 0.7% of our total loan portfolio.

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

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and local realtors. Historically, we have primarily originated our own loans and retained them in our portfolio. However, we also occasionally purchase loans or participation interests in loans. As of June 30, 2022, we had an aggregate of $16.9 million in purchased loan participations outstanding. A portion of our participation loans are shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks.  As of June 30, 2022, the balance of the Company’s outstanding purchased shared national credits was $9.2 million and included one relationship with a total commitment of $12.5 million. The loans in this shared national credit relationship are performing in accordance with their terms. Loan participations are subject to the same credit analysis and approvals as loans we originate.  We are permitted to review all of the documentation relating to any loan in which we participate.  However, for participation loans, we do not service the loan and, thus, are subject to the policies and procedures of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

We also occasionally sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold with recourse and with servicing retained. We sold one loan for $150 thousand during the year ended June 30, 2021 and we sold two loans for $274 thousand during the year ended June 30, 2022.  We occasionally sell participation interests in loans and may sell loan participations in the future.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by statute to generally 15% of our stated capital and reserves. At June 30, 2022, our regulatory lending maximum was $22.8 million.  The Bank’s internal lending limits are lower than the levels permitted by regulation and at June 30, 2022, the total exposure with our largest lending relationship was $13.2 million, which is the total amount outstanding and committed for two commercial real estate loans.

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

As of June 30, 2022 and 2021, we had $19 thousand and $1.5 million of outstanding Paycheck Protection Program (PPP) loans with one and 44 new and existing customers, respectively. We also granted eligible loan modifications in the form of payment deferral of principal and interest for $49.8 million of existing loans under the CARES Act. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on the loans on deferral and, as of June 30, 2022, there were no loans on deferral under the CARES Act.

Investment Activities

We have legal authority to invest in various types of liquid assets, including, but not limited to, mortgage-backed securities, securities of various federal agencies and of state and municipal governments, subordinated debt and certificates of deposit of federally insured institutions. At June 30, 2022, our investment portfolio consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac or Gennie Mae with stated final maturities of 30 years or less, municipal securities with maturities of 20 years or less, corporate bonds, and preferred stock.

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

Deposit Accounts. The vast majority of our depositors are residents of Southeastern Pennsylvania and Southern and Central New Jersey. Deposits are raised primarily from within our primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, club savings accounts, certificate accounts and various retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Pittsburgh to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were $65.0 million of Federal Home Loan Bank advances outstanding at June 30, 2022. At June 30, 2022, we had the ability to borrow an additional $227.7 million from the Federal Home Loan Bank of Pittsburgh. In addition, as of June 30, 2022, we had $10.0 million of available credit from Atlantic Community Bankers Bank to purchase federal funds.

Personnel

At June 30, 2022, we had 112 full-time employees and 2 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only direct subsidiary is the Bank. The Bank has one wholly owned subsidiary, WPSLA.  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At June 30, 2022, WPSLA held $276.6 million of the Bank’s $284.9 million securities portfolio.

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

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available for sale-securities). The Bank exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At June 30, 2022, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Federal banking agencies have established an optional “community bank leverage ratio” of between 8% to 10% tangible equity to average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements and would be considered well-capitalized under the prompt corrective action framework.  In April 2020, the Federal banking regulatory agencies modified the original Community Bank Leverage Ratio (CBLR) framework and provided that, as of the second quarter 2020, a banking organization with a leverage ratio of 8% or greater and that meets the other existing qualifying criteria may elect to use the community bank leverage ratio framework. The modified rule also states that the community bank leverage ratio requirement will be greater than 8% for the second through fourth quarters of calendar year 2020, greater than 8.5% for calendar year 2021, and greater than 9% thereafter. The transition rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 100 basis points below the applicable community bank leverage ratio requirement. The Bank has elected to adopt the community bank leverage ratio framework. Management believes, as of June 30, 2022, that the Bank meets all capital adequacy requirements to which it is subject.

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

Investments and Activities. Under federal law, all state-chartered banks insured by the Federal Deposit Insurance Corporation have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation permit exceptions to these limitations. For example, state chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under federal law. The Bank received grandfathering authority from the Federal Deposit Insurance Corporation to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Pennsylvania Banking Code of 1965, whichever is less. Such grandfathering authority may be terminated upon the Federal Deposit Insurance Corporation’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of June 30, 2022, the Bank held no marketable equity securities under such grandfathering authority.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of June 30, 2022, the Bank was a “well capitalized” institution under the Federal Deposit Insurance Corporation regulations.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more were supposed to fund the increase. The Federal Deposit Insurance Corporation indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets were to receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieves 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Future insurance assessment rates cannot be predicted. In June 2022, the Federal Deposit Insurance Corporation issued a notice of proposed rulemaking, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rates by 2 basis points, beginning the first quarterly assessment period of 2023.  This proposed rulemaking has not been formally approved as of the date of this Annual Report on Form 10-K.

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

Privacy Regulations. Federal Deposit Insurance Corporation regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At June 30, 2022, the Bank had a maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh of $292.7 million, of which it had $65.0 million in outstanding borrowings. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with requirements for the Federal Home Loan Bank of Pittsburgh with an investment of $3.5 million at June 30, 2022.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The tax years corresponding to our fiscal years ended June 30, 2019 through 2022 remain subject to examination by the Internal Revenue Service and by Pennsylvania and Philadelphia taxing authorities. The tax years corresponding to our fiscal years ended June 30, 2018 through 2022 remain subject to examination by New Jersey taxing authorities. For 2021, the Bank’s maximum federal income tax rate was 21.0%.

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

Distributions. If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s un-recaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be included in the Bank’s taxable income.

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

Philadelphia Taxation. In addition, as a savings bank conducting business in Philadelphia, the Bank is also subject to the City of Philadelphia Business Privilege Tax. The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. Pursuant to the City of Philadelphia Business Privilege Tax, the 2021 tax rate was 6.20% on net income and 0.142% on gross receipts. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts. The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by stockholders. An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

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

Below is information regarding our executive officers.  Each executive officer has held his or her current position for the period indicated below. Ages presented are as of June 30, 2022.

Kenneth J. Stephon is the Chairman, President and Chief Executive Officer of William Penn Bancorporation and William Penn Bank. Mr. Stephon previously served as Senior Executive Vice President and Chief Operating Officer of William Penn Bank and William Penn Bancorporation from July 2018 until October 2018, when he became President. He was appointed Chief Executive Officer of William Penn Bank and William Penn Bancorporation in February 2019. Mr. Stephon has over 40 years of banking industry experience and previously served as President and Chief Executive Officer, as well as a director, of Audubon Savings Bank from October 2013 until its merger with William Penn Bank on July 1, 2018. He also serves as a director of the Pennsylvania Association of Community Bankers and the Insured Financial Institutions of the Delaware Valley. Age 63.

Jeannine Cimino joined William Penn Bancorporation and William Penn Bank as Executive Vice President and Chief Retail Officer in July 2021. Mrs. Cimino served as Regional President of Berkshire Bank from December 2016 to July 2021, following Berkshire Bank’s acquisition of First Choice Bank, where she served as Director of Marketing from April 2010 to December 2016.  Prior to that time, Mrs. Cimino served as Senior Vice President of Retail Banking at Sovereign Bank. Age 51.

Amy J. Hannigan joined William Penn Bancorporation and William Penn Bank as Executive Vice President and Director of Corporate Development in May 2021 and in June 2021, was appointed as Executive Vice President and Chief Operating Officer of the Company and the Bank. Ms. Hannigan served as Senior Vice President and Corporate Controller of WSFS Bank, from April 2019 to April 2021, following the acquisition by WSFS Bank of Beneficial Bank, where she served as Senior Vice President and Chief Accounting Officer from March 2010 to April 2019.  Ms. Hannigan is a certified public accountant and began her career with Coopers and Lybrand, where she served as an audit manager in the financial services industry. Age 55.

Jonathan T. Logan joined William Penn Bancorporation and William Penn Bank as Senior Vice President and Chief Financial Officer in April 2020 and in June 2021, was appointed Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Logan served as Vice President and Controller of Towne Park, a hospitality services company, from March 2019 to March 2020. Prior to that time, Mr. Logan served as Vice President and Corporate Controller of Beneficial Bank from April 2011 to March 2019. Mr. Logan is a certified public accountant and began his career with Ernst & Young where he served as an audit manager in the financial services industry. Age 38.

Alan B. Turner joined William Penn Bancorporation and William Penn Bank as Executive Vice President and Chief Lending Officer in March 2021. Prior to that time, Mr. Turner served as Senior Vice President and Regional Commercial Manager for OceanFirst Bank, successor to Two River Community Bank, where he served as the Executive Vice President and Senior Loan Officer for 20 years. Age 58.

ITEM 1A. RISK FACTORS

Risks Related to COVID-19 Pandemic and Associated Economic Slowdown

The ongoing COVID-19 pandemic and measures taken to limit its spread could adversely our business, financial condition, and results of operations.

The COVID-19 pandemic has negatively impacted economic and commercial activity and financial markets, both globally and within the United States. Measures to contain the virus, such as stay-at-home orders, travel restrictions, closure of non-essential businesses, occupancy limitations and social distancing requirements, resulted in significant business and operational disruptions, including business closures, and mass layoffs and furloughs. Though most restrictions have generally been lifted or eased and consumer and business spending and unemployment levels have improved significantly, the economic recovery has been uneven, with industries such as travel, entertainment, hospitality and food service lagging, and, as of June 30, 2022, many companies have not returned workers to their offices. Supply chain disruptions precipitated by the abrupt economic slowdown have contributed to increased costs, lost revenue, and inflationary pressures for many segments of the economy. Further, a significant number of workers left their jobs during the COVID-19 pandemic, leading to wage inflation in many industries as businesses attempt to fill vacant positions.

The United States government has taken significant steps to attempt to mitigate the economic effects of the pandemic. Congress appropriated approximately $4.7 trillion of fiscal stimulus in response to the COVID-19 pandemic pursuant to the Coronavirus Aid, Relief, and Economic Security Act, the American Rescue Plan Act and other supplemental legislation. In March 2020, the Federal Open Market Committee of the Federal Reserve reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. The Federal Reserve also took several actions to support financial markets, enable banks to continue to lend through the pandemic, and support businesses of all sizes. Whether the economic stimulus will have a lasting positive effect or whether it will contribute to higher inflation or other economic ill effects is unknown.

Several vaccines for COVID-19 have been developed and widely distributed in the United States. However, it is unknown how effective they will be long-term or whether variants of the virus will develop against which the vaccines are less effective.

The extent to which the COVID-19 pandemic will ultimately affect our business is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the extent to which they are accepted by the public, the development of effective therapies, the permanence of operating conditions that developed during the pandemic, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. The longer the pandemic persists, the more pronounced the ultimate effects are likely to be.

The continuation of the COVID-19 pandemic and the efforts to contain the virus, including effects of economic stimulus, and the exhaustion or expiration of stimulus benefits, could, among other things: (i) reduce the demand for loans and other financial services; (ii) result in increases in loan delinquencies, problem assets, and foreclosures; (iii) cause the value of collateral for loans, especially real estate, to decline in value; (iv) reduce the availability and productivity of our employees; (v) cause our vendors and counterparties to be unable to meet existing obligations to us; (vi) negatively impact the business and operations of third-party service providers that perform critical services for our business; (vii) cause the value of our securities portfolio to decline; and (viii). cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.

Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Lending Activities

Our emphasis on one- to four-family residential mortgage and commercial real estate loans exposes us to lending risks.

At June 30, 2022, $243.9 million, or 50.9%, of our loan portfolio was secured by one- to four-family real estate and we intend to continue to make loans of this type in the future. One- to four-family residential mortgage and one- to four-family commercial real estate lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our origination of non-owner occupied one- to four-family residential mortgage loans may expose us to increased lending risks.

At June 30, 2022, loans secured by non-owner occupied one- to four-family residential properties totaled $96.9 million, or 20.2% of our loan portfolio. We intend to continue to make loans secured by non-owner occupied one- to four-family residential properties in the future. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.

Our recent increase in and planned increase in commercial real estate and commercial lending could expose us to increased lending risks and related loan losses.

At June 30, 2022, we had $186.2 million in commercial real estate and business loans (which include non-residential real estate loans, multi-family loans, land loans and commercial loans), which represented 38.8% of our total loan portfolio at that date. Of this amount, $158.7 million, or 33.1% of our total loan portfolio, was comprised of non-residential real estate loans made to small and medium-sized business located in our market area. Our current business strategy is to continue to increase our originations of commercial real estate loans in accordance with our conservative underwriting guidelines. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.

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

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in the suburbs of Philadelphia, particularly in Bucks and Philadelphia Counties in Pennsylvania and in Southern and Central New Jersey. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for loan losses, which in turn could necessitate an increase in our provision for loan losses and a resulting reduction to our earnings and capital.

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

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2022, we had net deferred tax assets totaling $7.5 million. We have determined that no valuation allowance is required as of June 30, 2022, although there is no guarantee that those assets will be fully recognizable in future periods. Management regularly reviews the net deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.

The value of our goodwill may decline in the future.

As of June 30, 2022, we had $4.9 million of goodwill. A significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

Risks Related to Our Growth Strategy

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Acquisitions of banking institutions and other financial service companies within and surrounding our market area have been, and we expect will continue to be, a key component of our strategy. In July 2018, we acquired Audubon, a New Jersey-chartered mutual savings association headquartered in Audubon, New Jersey. Additionally, in May 2020, we acquired both Fidelity, a Pennsylvania-chartered mutual savings bank headquartered in Bristol, Pennsylvania and Washington, a Pennsylvania-chartered mutual savings bank headquartered in Philadelphia, Pennsylvania. It is possible that we could acquire other banking institutions, other financial services companies or branches of financial institutions in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, stockholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including (1) our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions of the acquired entity into our current operations and (2) the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results.

The building of market share through our branch office strategy, and our ability to achieve profitability on new branch offices, may increase our expenses and negatively affect our earnings.

We believe there are branch expansion opportunities within our market area and adjacent markets, including markets in other states, and will seek to grow our deposit base by adding branches to our existing thirteen-branch network. There are considerable costs involved in opening branch offices, especially in light of the capabilities needed to compete in today’s environment. Moreover, new branch offices generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, new branch offices could negatively impact our earnings and may do so for some period of time. Our investments in products and services, and the related personnel required to implement new policies and procedures, take time to earn returns and can be expected to negatively impact our earnings for the foreseeable future. The profitability of our expansion strategy will depend on whether the income that we generate from the new branch offices will offset the increased expenses resulting from operating these branch offices.

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

We are subject to significant interest rate risk as a financial institution with a high percentage of fixed-rate loans and certificates of deposit on our balance sheet. Until recently, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels. As a result, recent market rates on the loans we have originated and the yields on securities we have purchased have been at relatively low levels. Our interest-bearing liabilities, on the other hand, likely will reprice or mature more quickly than our interest-earning assets, much of which has been booked relatively recently. Accordingly, if market interest rates increase, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our future profitability. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable-rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

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

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. ASU 2016-13. We previously elected to defer the adoption of ASU 2016-13 until December 31, 2020, as permitted by the CARES Act, and based on legislation enacted in December 2020 which extended certain provision of the CARES Act, we elected to extend adopting of CECL until July 1, 2023 in accordance with the recent legislation. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. The change to the CECL framework requires us to greatly increase the data we must collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have an adverse effect on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At June 30, 2022, we conducted business through our administrative headquarters located in Bristol, Pennsylvania and our thirteen branch offices located in Bucks and Philadelphia Counties in Pennsylvania and Burlington, Camden and Mercer Counties in New Jersey. At June 30, 2022, we owned eight of our branch office locations, leased building space at four of our branch office locations and leased the land at one of our branch office locations. We also lease our administrative headquarters located in Bristol, Pennsylvania and own two additional administrative offices; one located in Bucks County, Pennsylvania and one located in Camden County, New Jersey. However, we do not currently conduct business operations from these additional administrative offices. At June 30, 2022, the total net book value of our land, buildings, furniture, fixtures and equipment was $11.7 million.  During the quarter ended June 30, 2022, the Company transferred properties with a total carrying value of $1.6 million to the held for sale classification and recorded a $20 thousand loss on disposition of fixed assets.  The Company intends to sell these properties by December 31, 2022.

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

Holders

The number of shareholders of record of the Company at September 7, 2022 was 551.

Dividends

The Company has historically paid dividends to its stockholders.  During the fiscal year ended June 30, 2022, the Company paid regular cash dividends of $0.06 per common share, including dividends of $0.03 per common share in the quarters ended March 31, 2022 and June 30, 2022, but did not pay regular cash dividends during the quarters ended September 30, 2021 and December 31, 2021.  As previously disclosed, the Company’s Board of Directors declared a cash dividend of $0.03 per share, that was paid on August 11, 2022, to common shareholders of record at the close of business on August 1, 2022.

On July 21, 2021, the Company also declared a one-time special dividend of $0.30 per common share, payable August 18, 2021, to common shareholders of record at the close of business on August 2, 2021.

In determining the amount of any future dividends, the board of directors will take into account the Company’s financial condition and results of operations, tax considerations, capital requirements and alternative uses for capital, industry standards, and economic conditions.  The Company cannot guarantee that it will continue to pay dividends or that, if paid, it will not reduce or eliminate dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table sets forth information regarding outstanding options and shares under the Company’s previously disclosed 2022 Equity Incentive Plan at June 30, 2022:

	(a)	(b)	(c)
Number of Securities
Remaining Available
for Future Issuance
	Number of Securities to	Weighted-Average	Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plan approved by security holders	1,232,400	$11.67	44,244
Equity compensation plan not approved by security holders	—	—	—
Total	1,232,400	$11.67	44,244

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(d)	Changes of Control

Management of William Penn Bancorporation knows of no arrangements, including any pledge by any person of securities of William Penn Bancorporation the operation of which may at a subsequent date result in a change in control of the registrant.

Share Repurchases

On March 11, 2022, the Company issued a press release announcing that the Company’s Board of Directors had authorized a stock repurchase program to acquire up to 758,528 shares of the Company’s outstanding common stock, or approximately 5% of outstanding shares. That stock repurchase program became effective on March 25, 2022.

On June 9, 2022, the Company issued a press release announcing that the Company’s Board of Directors had authorized a second stock repurchase program to acquire up to 771,445 shares, or approximately 5.0%, of the Company’s currently issued and outstanding stock, commencing upon the completion of the Company’s first stock repurchase program.  As of June 30, 2022, the Company had exhausted the first repurchase program and began repurchasing shares under the second repurchase program.

On August 18, 2022, the Company issued a press release announcing that the Company's Board of Directors has authorized a third stock repurchase program to acquire up to 739,385 shares, or approximately 5.0%, of the Company's currently issued and outstanding common stock, commencing upon the completion of the Company's second stock repurchase program. As of August 17, 2022, there were 654,152 shares remaining to be repurchased under the Company’s second repurchase program.

Each of the Company’s stock repurchase programs was adopted following the Company's consultation with the Federal Reserve Board.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved programs during the quarter ended June 30, 2022.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
April 1 - 30, 2022	95,700	$12.43	95,700	640,028
May 1 - 31, 2022	97,218	11.92	97,218	542,810
June 1 - 30, 2022	551,218	11.64	551,218	763,037
Total	744,136	$11.78	744,136

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, including mortgage-backed securities, and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of money market accounts, statement savings accounts, individual retirement accounts, certificates of deposit and advances from the Federal Home Loan Bank of Pittsburgh. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service fees, service charges, earnings on bank-owned life insurance, net gains on the sale of loans and investment securities, and net gains on the sale of other real estate owned. Noninterest expense currently consists primarily of salaries and employee benefits, occupancy and equipment, data processing and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, and actions of regulatory authorities.

Business Strategy

Since our acquisition of Audubon in July 2018, and continuing with our acquisitions of Fidelity and Washington in May 2020, we have focused on serving the financial needs of consumers and businesses in our primary markets of Southeastern Pennsylvania and Southern and Central New Jersey. Through our wholly owned bank subsidiary, William Penn Bank, we deliver a comprehensive range of traditional depository and lending products, online banking services, and cash management tools for small businesses. Our business strategy is to continue to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategy of:

Continuing our transformation to a relationship-based banking business model.

Following our acquisition of Audubon in July 2018, our primary strategic objective has been to transform the Bank from a price-driven, transaction-based savings institution to a service-driven, relationship-based bank that emphasizes securing relationships rather than amassing accounts. We have taken an active approach toward accomplishing this transformation, a key component of which is to opportunistically hire talented individuals, or existing teams of individuals, with relationships in retail, commercial, and small business banking in furtherance of our efforts to increase our commercial lending activities. We believe additions to our executive management team, including Alan Turner as Executive Vice President and Chief Lending Officer, Jeannine Cimino as Executive Vice President and Chief Retail Officer, and Amy Hannigan as Executive Vice President and Chief Operating Officer, provide the Company with opportunities that will continue to improve our financial performance and enhance the William Penn brand.

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

Increasing our commercial lending activities while also maintaining our residential portfolio.

At June 30, 2022, $186.2 million, or 38.8%, of our loan portfolio was secured by commercial non-residential real estate, multi-family real estate, commercial construction and land, and commercial business loans, compared to $120.4 million, or 25.9%, of our loan portfolio at June 30, 2021.  During the year ended June 30, 2022, we originated $95.7 million of commercial loans and we intend to continue to increase our commercial lending activities, particularly with respect to commercial real estate, multi-family residential and commercial business loans, in the future. We believe the expansion of our multi-family residential and commercial real estate lending activities will further diversify our balance sheet, help to control our interest rate risk exposure and increase our presence in our market area. Most recently, we have added experienced commercial lending personnel and enhanced our infrastructure in order to implement this component of our business strategy.

At June 30, 2022, $147.1 million, or 30.7%, of our loan portfolio was secured by owner-occupied one- to four-family residential real estate loans and we intend to continue to offer this type of lending in the future. We believe there are opportunities to increase our residential mortgage lending in our market area, and we intend to take advantage of these opportunities through the additional lending staff we have welcomed as a result of our acquisitions of Audubon, Fidelity and Washington, as well as by increasing our existing residential mortgage origination channels.

We believe that strong asset quality is a key to long-term financial success, and we have sought to maintain a high level of asset quality and mitigate credit risk by using conservative underwriting standards for all of our residential and commercial lending products, combined with diligent monitoring and collection efforts. We will continue to seek commercial and residential lending opportunities in our market area that will further our business strategy and that are also consistent with our conservative underwriting standards.

Recruiting and retaining top talent and personnel.

Our entire executive management leadership team, and a large majority of the next tier of management, either joined the Bank in connection with the acquisition of Audubon or have been recruited since our acquisition of Audubon in July 2018. We have also hired teams of relationship bankers from regional competitors and intend to continue to opportunistically hire talented individuals, or existing teams of individuals, with relationships in retail, commercial, and small business banking. As a result of the Bank’s strong capital levels and expansion strategy, we believe we have the ability to continue hiring and developing top performers for the foreseeable future.

Continuing to invest in our facilities and expand our branch network through de novo branching.

In addition to our investment in people, we have been enhancing and optimizing both our facilities and branch network in recent years. We have consolidated most of our non-branch operations into one location located in Bristol, Pennsylvania that opened in November 2019 and we have consolidated our loan origination and servicing administration operations into one location located in Philadelphia, Pennsylvania that we acquired in connection with our recent acquisition of Washington Savings Bank.  Effective June 30, 2022, we consolidated three existing Bank branches into one branch based on branch deposit levels and the close geographic proximity of the three consolidating branches.

We have also improved the infrastructure of our branch footprint and intend to continue our strategy to broaden our existing branch network by expanding into new markets and broadening our geographic footprint. In June 2020, we opened a new branch office in Collingswood, New Jersey, the first de novo branch applying our strategy of entering walkable towns and suburbs with vibrant commercial corridors and main streets. In addition, we opened a new branch office in Yardley, Pennsylvania in March 2021, a new branch office in Doylestown, Pennsylvania in September 2021 and a new branch office in Hamilton Township, New Jersey in December 2021. We also plan to continue to open additional new branches in desirable locations in attractive growth markets. New branches will feature modern design elements and will include open, collaborative spaces with room for private meetings.

Executing a multi-faceted expansion plan that involves branch acquisitions and the possible acquisition of other financial institutions and/or financial services companies.

Our expansion strategies complement our overall strategic vision. We intend to expand our franchise and reinvest our excess capital by continuing to hire talented relationship managers, opening de novo branches, and making opportunistic whole bank or branch acquisitions, with an emphasis on expanding our presence in Bucks County, Pennsylvania and Central and Southern New Jersey, as well as entering the Montgomery County, Pennsylvania market. We believe significant opportunities exist, and will continue to exist, for additional expansion through acquisitions both in our current market and in other adjacent markets within the greater Delaware Valley area. Our acquisition strategy includes traditional whole bank acquisitions and complementary acquisitions of select branch banking offices.

We have completed three whole bank acquisitions since 2018, which serve as the platform for our ability to successfully integrate financial institutions, and our executive management team has a history of running and integrating highly efficient banking institutions while focusing on building a culture of expense control. As a result of these three whole bank acquisitions and our focus on continued expense control, we have increased our core deposits (consisting of checking accounts, money market accounts and savings and club accounts) from $96.8 million at June 30, 2018 to $475.3 million, or 391.0%, at June 30, 2022.

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

Maintaining a strong capital base is critical to support our long-range business plan. We intend to manage our capital position through the growth of assets, as well as the utilization of appropriate capital management tools, consistent with applicable regulations and policies, and subject to market conditions. Under current federal regulations, subject to limited exceptions, we were not able to repurchase shares of our common stock during the first year following the completion of our second-step conversion offering, which occurred on March 24, 2021.  On March 11, 2022, the Company issued a press release announcing that the Company’s Board of Directors had authorized a stock repurchase program to acquire up to 758,528 shares of the Company’s outstanding common stock, or approximately 5% of outstanding shares. The stock repurchase program became effective on March 25, 2022.  On June 9, 2022, the Company issued a press release announcing that the Company’s Board of Directors had authorized a second stock repurchase program to acquire up to 771,445 shares, or approximately 5.0%, of the Company’s currently issued and outstanding stock, commending upon the completion of the Company’s first stock repurchase program.  On August 18, 2022, the Company issued a press release announcing that the Company's Board of Directors has authorized a third stock repurchase program to acquire up to 739,385 shares, or approximately 5.0%, of the Company's currently issued and outstanding common stock, commencing upon the completion of the Company's second stock repurchase program. As of August 17, 2022, there were 654,152 shares remaining to be repurchased under the Company’s second repurchase program.

The Company has historically paid an annual cash dividend to stockholders. On July 21, 2021, the Company also declared a one-time special dividend of $0.30 per common share, payable August 18, 2021, to common shareholders of record at the close of business on August 2, 2021.  During the fiscal year ended June 30, 2022, the Company paid regular cash dividends of $0.06 per common share, including dividends of $0.03 per common share in the quarters ended March 31, 2022 and June 30, 2022, but did not pay regular cash dividends during the quarters ended September 30, 2021 and December 31, 2021.  As previously disclosed, the Company’s Board of Directors has declared a cash dividend of $0.03 per share, payable on August 11, 2022, to common shareholders of record at the close of business on August 1, 2022.  In determining the amount of any future dividends, the board of directors will take into account the Company’s financial condition and results of operations, tax considerations, capital requirements and alternative uses for capital, industry standards, and economic conditions.  The Company cannot guarantee that it will continue to pay dividends or that, if paid, it will not reduce or eliminate dividends in the future.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for loan losses of $341 thousand to $682 thousand for the year ended June 30, 2022. We also have approximately $6.5 million as of June 30, 2022 in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing loans which may be material. For example, a 10% decrease in the collateral value supporting the non-performing loans could result in additional credit losses of $651 thousand. In recent periods, we experienced steady asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties and uncertainties and the COVID-19 pandemic, the ultimate amount of loss could vary from that estimate.

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

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at June 30, 2022 and June 30, 2021. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2022, the Company included considerations of the current economic environment caused by COVID-19 in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired.  No goodwill impairment exists during the year ended June 30, 2022.

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

As of June 30, 2022 and 2021, we had net deferred tax assets totaling $7.5 million and $3.6 million, respectively. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Balance Sheet Analysis

Comparison of Financial Condition at June 30, 2022 and 2021

Total assets increased $57.6 million, or 7.0%, to $880.0 million at June 30, 2022, from $822.4 million at June 30, 2021, primarily due to a $53.5 million increase in deposits and a $24.0 million increase in advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, partially offset by a $24.6 million decrease in total stockholders’ equity.

Cash and cash equivalents decreased $132.5 million, or 78.6%, to $36.2 million at June 30, 2022, from $168.7 million at June 30, 2021.  The decrease in cash and cash equivalents was primarily driven by $207.4 million of investment purchases, $113.3 million of new loans funded, the payment of cash dividends totaling $5.1 million, and the repurchase of 766,936 shares at a cost of $9.1 million, partially offset by a $53.9 million increase in deposits, $99.0 million of loan paydowns and payoffs, a $24.0 million increase in advances from the FHLB of Pittsburgh and $18.0 million of investment paydowns.

Investments

Our investment portfolio consists primarily of corporate bonds with maturities of five to ten years, municipal securities with maturities of five to more than ten years and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae with stated final maturities of 30 years or less. Investments increased $163.8 million, or 132.8%, to $287.1 million at June 30, 2022, from $123.3 million at June 30, 2021. During the year ended June 30, 2022, the Company deployed excess cash into mortgage-backed securities and corporate bonds in the available for sale and held to maturity investment portfolios.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in falling and in rising interest rate environments.

The following table sets forth the amortized cost and fair value of investment securities at the dates indicated:

	At June 30,
	2022		2021
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available for sale:
Mortgage-backed securities	$130,146	$117,506	$55,385	$55,064
U.S. agency collateralized mortgage obligations	11,001	9,709	15,641	15,433
U.S. government agency securities	5,082	5,038	6,952	6,896
Municipal bonds	20,160	15,642	20,239	19,861
Corporate bonds	36,300	34,850	25,200	26,081
Total securities available for sale	202,689	182,745	123,417	123,335
Securities held to maturity:
Mortgage-backed securities	102,135	88,321	—	—
Total securities held to maturity	102,135	88,321	—	—
Total investment securities	$304,824	$271,066	$123,417	$123,335

The following tables set forth the stated maturities and weighted average yields of investment securities at June 30, 2022. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment.  Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. The table presents contractual maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

			More than		More than
	One		One Year to		Five Years to		More than
	Year or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
June 30, 2022	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$117,506	2.23%	$117,506	2.23%
U.S. agency collateralized mortgage obligations	—	—	—	—	—	—	9,709	1.39	9,709	1.39
U.S. government agency securities	—	—	42	1.62	1,170	0.34	3,826	1.57	5,038	1.29
Municipal bonds	—	—	—	—	915	1.36	14,727	1.87	15,642	1.85
Corporate bonds	—	—	—	—	34,850	3.99	—	—	34,850	3.99
Total securities available for sale	—	—	42	1.62	36,935	3.82	145,768	2.12	182,745	2.45
Securities held to maturity:
Mortgage-backed securities	—	—	—	—	—	—	102,135	1.58	102,135	1.58
Total securities held to maturity	—	—	—	—	—	—	102,135	1.58	102,135	1.58
Total investment securities	$—	—%	$42	1.62%	$36,935	3.82%	$247,903	1.91%	$284,880	2.15%

Loans

Our loan portfolio consists primarily of one-to four-family residential mortgage loans, one-to four-family commercial real estate investor loans and non-residential commercial real estate loans. Our loan portfolio also consists of multi-family residential real estate, commercial, construction and consumer loans. Net loans increased $14.3 million, or 3.1%, to $475.5 million at June 30, 2022, from $461.2 million at June 30, 2021.  During the year ended June 30, 2022, the Company originated $113.3 million of new loans, including $95.7 million of commercial loans, that were partially offset by $99.0 million of loan paydowns and payoffs.  During the fiscal year ended June 30, 2022, the COVID-19 pandemic and low interest rate environment have intensified an already highly competitive market for lending and we have experienced increased levels of one-to four-family residential mortgage loan prepayments.  We maintain conservative lending practices and are focused on lending to borrowers with high credit quality located within our market footprint.

The following table shows the loan portfolio at the dates indicated:

	At June 30,
	2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate loans:
One- to four-family	$147,061	30.66%	$173,306	37.22%
Home equity and HELOCs	32,529	6.78	37,222	7.99
Residential construction	14,834	3.09	10,841	2.33
Total residential real estate loans	194,424	40.53	221,369	47.54
Commercial real estate loans:
One- to four-family investor	96,850	20.19	120,581	25.90
Multi-family	13,069	2.72	12,315	2.64
Commercial non-residential	158,727	33.10	96,612	20.75
Commercial construction and land	4,951	1.03	6,377	1.37
Total commercial real estate loans	273,597	57.04	235,885	50.66
Commercial loans	9,409	1.96	5,145	1.10
Consumer loans	2,239	0.47	3,230	0.70
Total loans	479,669	100.00%	465,629	100.00%

Unearned loan origination fees	(749)		(820)
Allowance for loan losses	(3,409)		(3,613)
Loans, net	$475,511		$461,196

The following table sets forth certain information at June 30, 2022 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table below does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		Home
	One- to	Equity		One- to		Commercial	Commercial
June 30, 2022	Four-Family	and	Residential	Four-Family	Multi-	Non-	Construction			Total
(Dollars in thousands)	Residential	HELOCs	Construction	Investor	Family	Residential	and Land	Commercial	Consumer	Loans
Amounts due in:
One year or less	$458	$1,426	$8,349	$1,853	$44	$6,872	$2,737	$5,107	$480	$27,326
More than 1 – 5 years	5,098	3,917	6,485	10,168	388	23,527	2,214	1,787	203	53,787
More than 5 – 15 years	48,133	17,172	—	35,003	3,014	83,567	—	2,515	328	189,732
More than 15 years	93,372	10,014	—	49,826	9,623	44,761	—	—	1,228	208,824
Total	$147,061	$32,529	$14,834	$96,850	$13,069	$158,727	$4,951	$9,409	$2,239	$479,669

The following table sets forth all loans at June 30, 2022 that are due after June 30, 2023 and have either fixed interest rates or floating or adjustable interest rates:

	Due After June 30, 2023
At June 30, 2022		Floating or
(Dollars in thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate loans:
One- to four-family	$120,263	$26,340	$146,603
Home equity and HELOCs	11,217	19,886	31,103
Residential construction	—	6,485	6,485
Commercial real estate loans:
One- to four-family investor	35,639	59,358	94,997
Multi-family	3,261	9,764	13,025
Commercial non-residential	27,515	124,340	151,855
Commercial construction and land	—	2,214	2,214
Commercial loans	994	3,308	4,302
Consumer loans	362	1,397	1,759
Total	$199,251	$253,092	$452,343

Premises and equipment, net

During the year ended June 30, 2022, the Company transferred properties with a total carrying value of $1.6 million to the held for sale classification and recorded a $20 thousand loss on disposition of fixed assets.  The Company intends to sell these properties by December 31, 2022.

Bank-owned life insurance

Bank-owned life insurance increased $4.0 million, or 11.2%, to $39.2 million at June 30, 2022, from $35.2 million at June 30, 2021.  Management purchased $2.9 million of bank-owned life insurance during the year ended June 30, 2022.  Management believes that bank-owned life insurance is a low-risk investment alternative with an attractive yield.

Deposits

Deposits are a major source of our funds for lending and other investment purposes, and our deposits are provided primarily by individuals within our market area. Deposits increased $53.5 million, or 9.7%, to $606.6 million at June 30, 2022, from $553.1 million at June 30, 2021.  The increase in deposits was primarily due to an $82.5 million, or 21.0%, increase in core deposits, partially offset by a $29.0 million decrease in non-core time deposits.  The decrease in time deposits was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based deposit accounts.

The following table sets forth the deposits as a percentage of total deposits for the dates indicated:

	At June 30,
	2022		2021
		Percent of		Percent of
		Total		Total
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Non-interest bearing checking	$75,758	12.50%	$51,086	9.24%
Interest bearing checking	122,675	20.22	104,214	18.84
Money market accounts	171,316	28.24	136,719	24.72
Savings and club accounts	105,507	17.39	100,781	18.22
Certificates of deposit	131,361	21.65	160,303	28.98
Total	$606,617	100.00%	$553,103	100.00%

The following table sets forth the maturity of the portion of our certificates of deposit that are in excess of the $250,000 Federal Deposit Insurance Corporation insurance limit as of June 30, 2022:

June 30, 2022	Certificates
(Dollars in thousands)	of Deposit
Maturity Period:
Three months or less	$2,201
Over three through six months	999
Over six through twelve months	2,806
Over twelve months	2,852
Total	$8,858

The estimated amount of total uninsured deposits as of June 30, 2022 was $134.1 million compared to $85.6 million as of June 30, 2021.

The following table sets forth the deposit activity for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2022	2021
Beginning balance	$553,103	$559,848
Increase (decrease) before interest credited	51,767	(9,914)
Interest credited	1,747	3,169
Net increase (decrease) in deposits	53,514	(6,745)
Ending balance	$606,617	$553,103

The following table sets forth the average balances and weighted average rates of our deposit products for the periods indicated:

	Year Ended June 30,
	2022			2021
	Average	Weighted	Average	Average	Weighted	Average
	Balance	Percent	Cost	Balance	Percent	Cost
Non-interest bearing checking accounts	$55,806	9.53%	—%	$58,248	9.89%	—%
Interest-bearing checking accounts	115,753	19.77	0.06	100,032	16.98	0.11
Money market deposit accounts	166,195	28.38	0.34	146,085	24.79	0.58
Savings and club accounts	104,010	17.76	0.07	98,100	16.65	0.13
Certificates of deposit	143,756	24.55	0.72	186,740	31.69	1.11
Total	$585,520	100.00%	0.30%	$589,205	100.00%	0.54%

Borrowings

Borrowings increased $24.0 million, or 58.5%, to $65.0 million at June 30, 2022, from $41.0 million at June 30, 2021.  The increase in borrowings was due to $65.0 million of new short-term advances, partially offset by the strategic prepayment of $41.0 million of high-cost, long-term advances during the year ended June 30, 2022.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated. We did not have any outstanding borrowings other than Federal Home Loan Bank advances for any of the periods presented.

	At or For the Year Ended
	June 30,
(Dollars in thousands)	2022	2021
Maximum amount outstanding at any month-end during period:
Federal Home Loan Bank advances	$65,000	$64,854
Atlantic Community Bankers Bank overnight borrowings	—	—
Average outstanding balance during period:
Federal Home Loan Bank advances	$31,644	$44,550
Atlantic Community Bankers Bank overnight borrowings	20	7
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.43%	2.59%
Atlantic Community Bankers Bank overnight borrowings	0.50	0.50
Balance outstanding at end of period:
Federal Home Loan Bank advances	$65,000	$41,000
Atlantic Community Bankers Bank overnight borrowings	—	—
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	1.73%	2.55%
Atlantic Community Bankers Bank overnight borrowings	—	—

Stockholders’ Equity

Stockholders’ equity decreased $24.6 million, or 11.3%, to $192.3 million at June 30, 2022, from $216.9 million at June 30, 2021.  The decrease in stockholders’ equity was primarily due to a $15.3 million increase in the accumulated other comprehensive loss component of the unrealized loss on available for sale securities, the repurchase of 766,936 shares at a cost of $9.1 million, or $11.84 per share, the payment of a $0.30 per share one-time special cash dividend in August 2021 totaling $4.6 million and the payment of two $0.03 quarterly cash dividends in February 2022 and May 2022 totaling $592 thousand, partially offset by $4.2 million of net income recorded during the year ended June 30, 2022.

Results of Operations for the Years Ended June 30, 2022 and 2021

Summary

The following table sets forth the income summary for the periods indicated:

	Year Ended June 30,
			Change 2022/2021
(Dollars in thousands)	2022	2021	$	%
Net interest income	$22,984	$21,483	$1,501	6.99%
(Recovery) provision for loan losses	(20)	133	(153)	(115.04)
Non-interest income	2,075	2,368	(293)	(12.37)
Non-interest expenses	20,274	18,992	1,282	6.75
Income tax expense	568	947	(379)	(40.02)
Net income	$4,237	$3,779	$458	12.12
Return on average assets	0.51%	0.49%
Core return on average assets(1) (non-GAAP)	0.51	0.45
Return on average equity	2.00	2.93
Core return on average equity(1) (non-GAAP)	2.00	2.70

(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. For a reconciliation of these non-GAAP measures, see “Non-GAAP Financial Information.”

General

We recorded net income of $4.2 million, or $0.30 per basic and diluted share, for the year ended June 30, 2022 compared to net income of $3.8 million, or $0.26 per basic and diluted share, for the year ended June 30, 2021.  We recorded core net income(1) of $4.2 million, or $0.30 per basic and diluted share, for the year ended June 30, 2022 compared to core net income(1) of $3.5 million, or $0.24 per basic and diluted share, for the year ended June 30, 2021.

Net Interest Income

For the year ended June 30, 2022, net interest income was $23.0 million, an increase of $1.5 million, or 6.99%, from the year ended June 30, 2021.  The increase in net interest income was primarily due to an increase in interest income on investments and a decrease in interest expense on deposits and borrowings, partially offset by a decrease in interest income on loans.  As previously discussed, we improved our asset mix by utilizing some of the excess cash we hold to purchase high-quality investments resulting in an increase in interest income on investments. During the year ended June 30, 2022, we originated $113.3 million of new loans, including $89.5 million of commercial loans, that were partially offset by significant payoffs primarily in the residential portfolio. In addition, we experienced a $1.8 million decrease in interest expense primarily due to the re-pricing of deposits and the prepayment of advances from the FHLB of Pittsburgh.  During the year ended June 30, 2022, we replaced high-cost, long-term advances with short-term advances.  The net interest margin measured 3.02% for the year ended June 30, 2022 compared to 3.03% for the same period in 2021.  The decrease in the net interest margin is consistent with the decrease in interest rates and margin compression during the period that was primarily due to the COVID-19 pandemic and its impact on the economy and interest rate environment.

Provision for Loan Losses

The provision for loan losses was a $20 thousand net recovery during the year ended June 30, 2022 compared to an expense of $133 thousand during the year ended June 30, 2021.  The provision credit for the year ended June 30, 2022 was primarily due to stable asset quality metrics, including continued low levels of net charge-offs and non-performing assets.  Our allowance for loan losses totaled $3.4 million, or 0.71% of total loans and 0.94% of total loans, excluding acquired loans(2), compared to $3.6 million, or 0.78% of total loans

(1) Core net income is a non-GAAP financial measure. For a reconciliation of this non-GAAP measure, see “Non-GAAP Financial Information.”

(2) Allowance for loan losses to total loans (excluding acquired loans) is a non-GAAP measure that represents our allowance for loan losses divided by adjusted total loans (excluding acquired loans). For a reconciliation of this non-GAAP measure, see “Non-GAAP Financial Information.”

and 1.19% of total loans, excluding acquired loans(2), as of June 30, 2021. As of June 30, 2022, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2022	2021
Service fees	$863	$785
Net gain on sale of other real estate owned	18	206
Net gain on sale of securities	62	36
Earnings on bank-owned life insurance	1,038	473
Net (loss) gain on disposition of premises and equipment	(7)	495
Unrealized loss on equity securities	(242)	—
Other	343	373
Total	$2,075	$2,368

For the year ended June 30, 2022, non-interest income totaled $2.1 million, a decrease of $293 thousand, or 12.4%, from the year ended June 30, 2021.  The decrease in non-interest income was primarily due to a $495 thousand net gain on the disposition of premises recorded during the year ended June 30, 2021 in connection with the sale of several properties acquired as part of the acquisitions of Fidelity and Washington in May 2020, a $206 thousand net gain on the sale of other real estate owned recorded during the year ended June 30, 2021 and a $242 thousand unrealized net loss on equity securities recorded during the year ended June 30, 2022.  These decreases to non-interest income were partially offset by a $565 thousand increase in earnings on bank-owned life insurance and a $78 thousand increase in service fees consistent with our increase in core deposits.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2022	2021
Salaries and employee benefits	$11,482	$10,282
Occupancy and equipment	2,759	2,912
Data processing	1,744	1,795
Professional fees	1,154	1,064
Amortization of intangible assets	225	255
(Gain) loss on lease abandonment	(117)	162
Prepayment penalties	460	161
Other	2,567	2,361
Total	$20,274	$18,992

For the year ended June 30, 2022, non-interest expense totaled $20.3 million, an increase of $1.3 million, or 6.8%, from the year ended June 30, 2021.  The increase in non-interest expense was primarily due to a $1.2 million increase in salaries and employee benefits due to annual merit increases and the addition of new employees in connection with the build out of the Company’s commercial lending and credit functions and branch expansion and a $299 thousand increase in prepayment penalties associated with the prepayment of advances from the FHLB of Pittsburgh.  These increases to non-interest expense were partially offset by a $117 thousand gain on lease abandonment recorded during the year ended June 30, 2022 associated with the release from a lease agreement related to the former Frankford branch office that was closed effective June 30, 2021 and a $162 thousand loss on lease abandonment that was recorded during the quarter ended June 30, 2021.

Income Taxes

For the year ended June 30, 2022, we recorded a provision for income taxes of $568 thousand, reflecting an effective tax rate of 11.8%, compared to a $947 thousand provision for income taxes, reflecting an effective tax rate of 20.0%, for the same period in 2021.  The decrease in the provision for income taxes for the year ended June 30, 2022 compared to the prior fiscal year is primarily due to a $288 thousand income tax benefit recorded during the year ended June 30, 2022 related to refunds received associated with the carryback of net operating losses under the CARES Act.  The effective tax rate for the year ended June 30, 2022 compared to the prior fiscal year was also impacted by the previously discussed income tax benefit from refunds received associated with the carryback of net operating losses under the CARES Act.

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

	Year Ended June 30,
	2022			2021
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$461,160	$20,693	4.49%	$492,070	$23,390	4.75%
Investment securities(2)	221,885	4,555	2.05	110,143	2,093	1.90
Other interest-earning assets	77,902	250	0.32	106,499	306	0.29
Total interest-earning assets	760,947	25,498	3.35	708,712	25,789	3.64
Non-interest-earning assets	77,017			64,134
Total assets	$837,964			$772,846
Interest-bearing liabilities:
Interest-bearing checking accounts	$115,753	73	0.06%	$100,032	110	0.11%
Money market deposit accounts	166,195	562	0.34	146,085	841	0.58
Savings and club accounts	104,010	72	0.07	98,100	124	0.13
Certificates of deposit	143,756	1,037	0.72	186,740	2,078	1.11
Total interest-bearing deposits	529,714	1,744	0.33	530,957	3,153	0.59
FHLB advances and other borrowings	31,664	770	2.43	44,550	1,153	2.59
Total interest-bearing liabilities	561,378	2,514	0.45	575,507	4,306	0.75
Non-interest-bearing liabilities:
Non-interest-bearing deposits	55,806			58,248
Other non-interest-bearing liabilities	8,489			10,179
Total liabilities	625,673			643,934
Total equity	212,291			128,912
Total liabilities and equity	$837,964			$772,846
Net interest income		$22,984			$21,483
Interest rate spread(3)		2.90%			2.89%
Net interest-earning assets(4)	$199,569			$133,205
Net interest margin(5)		3.02%			3.03%
Ratio of interest-earning assets to interest-bearing liabilities	135.55%			123.15%
(1)	Includes nonaccrual loan balances and interest, if any, recognized on such loans.
(2)	Includes securities available for sale and securities held to maturity.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended 6/30/2022
	Compared to
	Year Ended 6/30/2021
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Loans	$(710)	$(1,987)	$(2,697)
Investment securities	2,309	153	2,462
Other interest-earning assets	(89)	33	(56)
Total interest-earning assets	1,510	(1,801)	(291)
Interest expense:
Interest-bearing checking accounts	15	(52)	(37)
Money market deposit accounts	104	(383)	(279)
Savings and club accounts	7	(59)	(52)
Certificates of deposit	(797)	(244)	(1,041)
Total interest-bearing deposits	(671)	(738)	(1,409)
FHLB advances and other borrowings	(308)	(75)	(383)
Total interest-bearing liabilities	(979)	(813)	(1,792)
Net change in net interest income	$2,489	$(988)	$1,501

Risk Management

General

Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available for sale securities that are accounted for at fair value. Other risks that we face are operational risk, liquidity risk and reputation risk. Operational risk includes risks related to fraud, regulatory compliance, processing errors, technology, and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	At June 30,
(Dollars in thousands)	2022	2021
Non-accrual loans:
Residential real estate loans:
One- to four-family	$4,781	$3,774
Home equity and HELOCs	341	345
Residential construction	—	—
Total residential real estate loans	5,122	4,119

Commercial real estate loans:
One- to four-family investor	106	352
Multi-family	291	176
Commercial non-residential	875	536
Commercial construction and land	—	—
Total commercial real estate loans	1,272	1,064
Commercial loans	—	—
Consumer loans	117	118
Total non-accrual loans	6,511	5,301

Accruing loans past due 90 days or more:
Residential real estate loans:
One- to four-family	—	—
Home equity and HELOCs	—	—
Residential construction	—	—
Total residential real estate loans	—	—
Commercial real estate loans:
Multi-family	—	—
Commercial non-residential	—	—
Commercial construction and land.	—	—
Total commercial real estate loans	—	—
Commercial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$6,511	$5,301
Real estate owned	—	75
Total non-performing assets	$6,511	$5,376
Total non-performing loans to total loans	1.36%	1.14%
Total non-performing assets to total assets	0.74	0.65

During the year ended June 30, 2022, nonperforming assets increased 21.1% to $6.5 million from $5.4 million as of June 30, 2021. The increase in nonperforming assets was primarily the result of a one- to four-family residential real estate loan with a carrying value of $1.7 million becoming 90 days or more delinquent and placed on non-accrual during the year ended June 30, 2022.  The Company recorded a $137 thousand charge-off on this loan during the year ended June 30, 2022 based on a recent appraisal of the property securing the loan.  Please refer to note 20 of these consolidated financial statements for a subsequent event update on the status of this delinquent $1.7 million non-accrual loan. This increase to nonperforming assets was partially offset by the pay-off of a one- to four-family residential real estate loans with a carrying value of $617 thousand as of June 30, 2021.

Total nonperforming loans consisted of 37 loans to 36 unrelated borrowers as of June 30, 2022, as compared to 38 loans to 37 unrelated borrowers at June 30, 2021. Interest income on non-performing loans would have increased by approximately $275 thousand and $136 thousand during the years ended June 30, 2022 and 2021, respectively, if these loans had performed in accordance with their terms during the respective periods. There were no loans greater than 90 days delinquent that remained on accrual status as of June 30, 2022 and 2021.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties. We had no new troubled debt restructurings (“TDRs”) during the year ended June 30, 2022 and 2021. TDRs are initially considered to be nonperforming and are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

During the quarter ended June 30, 2020, we began providing customer relief programs, such as payment deferrals or interest only payments on loans. In accordance with guidance from the federal banking agencies, we do not consider a modification to be a TDR if it occurred as a result of the loan forbearance program under the CARES Act. The CARES Act indicates that a loan term modification does not automatically result in TDR status if the modification is short-term in nature (e.g., six months) and made on a good-faith basis in response to COVID-19 to borrowers who were classified as current as of December 31, 2019. During the quarter ended June 30, 2020, we modified loans with an aggregate principal balance of approximately $49.8 million to provide our customers this monetary relief. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The three-month deferral period has ended on the loans on deferral and, as of June 30, 2022, there are no loans on deferral under the CARES Act.

Impaired loans at June 30, 2022 and 2021 included $593 thousand and $935 thousand of performing loans whose terms have been modified in troubled debt restructurings, respectively. The amount of TDR loans included in impaired loans decreased as a result principal payments and pay-offs. These restructured loans are being monitored by management and are performing in accordance with their restructured terms.

At June 30, 2022, none of our 38 substandard loans with an aggregate balance of $6.5 million were considered TDRs and were included in nonperforming assets. At June 30, 2021, none of our 38 substandard loans with an aggregate balance of $5.3 million were considered TDRs and were included in nonperforming assets.

The following table provides information about delinquencies in our loan portfolio at the dates indicated:

	At June 30,
	2022			2021
	Days Past Due			Days Past Due
(Dollars in thousands)	30-59	60-89	90 or more	30-59	60-89	90 or more
Residential real estate loans:
One- to four-family	$1,528	$622	$2,392	$1,658	$561	$989
Home equity and HELOCs	19	—	183	58	150	80
Residential construction	—	—	—	—	—	—
Commercial real estate loans:
One- to four-family investor	—	—	—	81	—	271
Multi-family	—	—	—	—	344	176
Commercial non-residential	275	494	418	92	491	—
Commercial construction and land	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	27	—	—	64	—	—
Total	$1,849	$1,116	$2,993	$1,953	$1,546	$1,516

The following table summarizes classified and criticized assets of all portfolio types at the dates indicated:

	At June 30,
(Dollars in thousands)	2022	2021
Classified loans:
Substandard	$6,549	$5,301
Doubtful	—	—
Loss	—	—
Total classified loans	6,549	5,301
Special mention	1,773	2,410
Total criticized loans(1)	$8,322	$7,711
(1)	Criticized residential real estate and consumer loans include all residential real estate and consumer loans that were on non-accrual status and all residential and consumer loans that were greater than 90 days delinquent on the dates presented.

On the basis of management’s review of its assets, at June 30, 2022 and 2021, we classified $1.8 million and $2.4 million, respectively, of our assets as special mention and $6.5 million and $5.3 million, respectively, of our assets as substandard. We classified none of our assets as doubtful or loss at June 30, 2022 or at June 30, 2021. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute nonperforming assets.

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

The allowance is increased through provisions charged against current earnings and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions and other factors. The allowance for loan losses as of June 30, 2022 and 2021 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio at such dates, and such losses were both probable and reasonably estimable. In addition, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for loan losses.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At June 30,
	2022			2021
		% of			% of
		Allowance	% of		Allowance	% of
		Amount to	Allowance		Amount to	Allowance
		Total	to Loans in		Total	to Loans in
(Dollars in thousands)	Amount	Allowance	Category	Amount	Allowance	Category
Residential real estate loans:
One- to four-family	$506	14.84%	0.34%	$709	19.62%	0.41%
Home equity and HELOCs	113	3.32	0.35	133	3.68	0.36
Residential construction	386	11.32	2.60	487	13.48	3.76
Commercial real estate loans:
One- to four-family investor	527	15.46	0.54	843	23.33	0.70
Multi-family	110	3.23	0.84	159	4.40	1.29
Commercial non-residential	1,451	42.56	0.91	854	23.64	0.88
Commercial construction and land	166	4.87	3.35	362	10.02	5.68
Commercial loans	100	2.93	1.06	51	1.41	0.99
Consumer loans	50	1.47	2.23	15	0.42	0.46
Total allowance for loan losses	$3,409	100.00%	0.71%	$3,613	100.00%	0.78%

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Year Ended June 30,
(Dollars in thousands)	2022	2021
Allowance at beginning of period	$3,613	$3,519
(Recovery) provision for loan losses	(20)	133
Charge-offs:
Residential real estate loans:
One- to four-family	(154)	(17)
Home equity and HELOCs	—	(30)
Residential construction	—	—
Total residential real estate loans	(154)	(47)
Commercial real estate loans:
One- to four-family investor	(55)	—
Multi-family	—	—
Commercial non-residential	—	—
Commercial construction and land	—	—
Total commercial real estate loans	(55)	—
Commercial loans	—	—
Consumer loans	(29)	(30)
Total charge-offs	(238)	(77)
Recoveries:
Residential real estate loans:
One- to four-family	—	—
Home equity and HELOCs	8	—
Residential construction	—	—
Total residential real estate loans	8	—
Commercial real estate loans:
One- to four-family investor	42	3
Multi-family	—	—
Commercial non-residential	—	35
Commercial construction and land	—	—
Total commercial real estate loans	42	38
Commercial loans	—	—
Consumer loans	4	—
Total recoveries	54	38
Net (charge-offs) recoveries	(184)	(39)
Allowance at end of period	$3,409	$3,613
Total loans(1)	$478,920	$464,809
Average loans outstanding	461,160	492,070
Ratio of allowance to non-accruing loans	52.36%	68.16%
Ratio of allowance to total loans	0.71%	0.78%
Ratio of net (charge-offs) recoveries to average loans
One- to four-family	(0.10)%	(0.01)%
Home equity and HELOCs	0.02%	(0.07)%
Residential construction	—%	—%
One- to four-family investor	(0.01)%	—%
Multi-family	—%	—%
Commercial non-residential	—%	0.04%
Commercial construction and land	—%	—%
Commercial loans	—%	—%
Consumer loans	(0.91)%	(0.84)%
Total ratio of net (charge-offs) recoveries to average loans	(0.04)%	(0.01)%

(1)	Net of unearned loan origination fees.

The allowance for loan losses decreased $204 thousand to $3.4 million at June 30, 2022 from $3.6 million at June 30, 2021. During the year ended June 30, 2022, the changes in the provision for loan losses for each category of loan type were primarily due to fluctuations in the outstanding balance of each category of loans collectively evaluated for impairment. The overall decrease in the allowance can be primarily attributed to stable asset quality metrics, including continued low levels of net charge-offs and non-performing assets, as well as a reduction of the adjustments to qualitative factors related to the COVID-19 pandemic.

The allowance for loan losses increased $94 thousand to $3.6 million at June 30, 2021 from $3.5 million at June 30, 2020.  During the year ended June 30, 2021, the changes in the provision for loan losses for each category of loan type were primarily due to fluctuations in the outstanding balance of each category of loans collectively evaluated for impairment.  The overall increase in the allowance can primarily be attributed to an increase in non-accrual and delinquent loans and the corresponding qualitative adjustment.

Impaired loans were $5.3 million and $4.0 million with no specific valuation allowance necessary at June 30, 2022 and 2021, respectively. The $5.3 million and $4.0 million of impaired loans at June 30, 2022 and 2021, respectively, do not include $156 thousand and $161 thousand, respectively, of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition under FASB ASC 310-30.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2022 indicate a level of risk within the parameters of our model. Our management believes that the June 30, 2022 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

We produce these simulation reports and discuss them with our management Asset and Liability Committee and Director Risk Committee on at least a quarterly basis. The simulation reports compare baseline (no interest rate change) to the results of an interest rate shock, to illustrate the specific impact of the interest rate scenario tested on income and equity. The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure our interest rate risk exposure present in our current asset/liability structure. Management considers both a static (current position) and dynamic (forecast changes in volume) analysis as well as non-parallel and gradual changes in interest rates and the yield curve in assessing interest rate exposures.

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2022. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multifamily loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of June 30, 2022, the Company’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(1.23)%	$240,523	(7.63)%
+100	(0.55)	250,402	(3.84)
0	—	260,401	—
-100	0.93	269,926	3.66
-200	(3.81)	274,861	5.55

As of June 30, 2022, based on the scenarios above, net interest income would decrease by approximately 0.55% to 1.23% in a rising interest rate environment. One-year net interest income would increase by approximately 0.93% in a 100 basis points declining interest rate environment and decrease 3.81% in a 200 basis points declining interest rate environment.

Economic value at risk would be negatively impacted by a rise in interest rates and positively impacted by a decline in interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk.

Overall, our June 30, 2022 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 44.1% as of June 30, 2022 compared to 44.3% as of June 30, 2021. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and advances from the FHLB of Pittsburgh and other liabilities. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Our primary investing activities are the origination of one- to four-family, non-residential and multi-family real estate and other loans, including loans originated for sale, and the purchase of investment securities. For the year ended June 30, 2022, our net increase in loans (originations in excess of principal payments and payoffs) totaled $14.3 million compared to $49.3 million of net loan run-off (principal payments and payoffs in excess of originations) for the year ended June 30, 2021. For the years ended June 30, 2022 and 2021, we did not purchase any loans. We sold two loans for $274 thousand during the year ended June 30, 2022 and we sold one loan for $150 thousand during the year ended June 30, 2021. Cash received from the sales, calls, maturities and pay-downs on securities totaled $23.0 million and $61.5 million for the years ended June 30, 2022 and 2021, respectively. We purchased $207.4 million and $96.3 million of securities during the years ended June 30, 2022 and 2021, respectively.

Deposit flows are generally affected by the level of interest rates we offer, the interest rates and products offered by local competitors, and other factors. Total deposits increased $53.5 million during the year ended June 30, 2022 primarily due to an $82.5 million increase in core deposits primarily due to branch expansion, partially offset by a $29.0 million decrease in non-core time deposits.  The decrease in time deposits was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based deposit accounts.  Total deposits decreased $6.7 million during the year ended June 30, 2021 primarily due to the intentional runoff of high-cost non-relationship based certificates of deposit, partially offset by organic core deposit growth.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances. As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $292.7 million and $280.8 million from the FHLB of Pittsburgh as of June 30, 2022 and 2021, respectively. There were $65.0 million and $41.0 million, respectively, of FHLB advances outstanding at June 30, 2022 and 2021, respectively.

At June 30, 2022, we had outstanding commitments to originate loans of $16.9 million, unfunded commitments under lines of credit of $72.0 million and $30 thousand of standby letters of credit. At June 30, 2022, certificates of deposit scheduled to mature in less than one year totaled $79.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders, and interest and principal on outstanding debt, if any. The Company’s primary source of income is dividends received from the Bank. At June 30, 2022, the Company had liquid assets of $41.3 million.

Off-Balance Sheet Arrangements

For the years ended June 30, 2022 and 2021, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Core Net Income, Core Return on Average Assets, and Core Return on Average Equity

Core net income excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefits. Core return on average assets and core return on average equity represent our core net income divided by average assets and average equity, respectively. Management believes that the presentation of these non-GAAP measures assist investors in understanding the impact of non-recurring items on our net income and return on average assets and our return on average equity ratios. The following table provides a reconciliation of our core net income and our core return on average assets and core return on average equity ratios for each of the periods where these non-GAAP measures are presented:

	For the Year Ended June 30,
	2022	2021
Calculation of core net income, core return on average assets, and core return on average equity
Net income (GAAP)	$4,237	$3,779
Less pre-tax adjustments:
Net gain on sale of other real estate owned	(18)	(206)
Net loss (gain) on disposition of premises and equipment	7	(495)
Unrealized loss on equity securities	242	—
(Gain) loss on lease abandonment	(117)	162
Prepayment penalties	460	161
Real estate tax adjustment	(192)	—
Tax impact of pre-tax adjustments	(88)	85
Income tax benefit adjustment	(288)	—
Core net income (non-GAAP)	$4,243	$3,486
Basic average common shares outstanding	14,255,901	14,541,136
Diluted average common shares outstanding	14,259,369	14,541,136
Basic and diluted earnings per share (GAAP)	$0.30	$0.26
Basic and diluted core earnings per share (non-GAAP)	$0.30	$0.24
Average assets	$837,964	$772,846
Return on average assets (GAAP)	0.51%	0.49%
Core return on average assets (non-GAAP)	0.51%	0.45%
Average equity	$212,291	$128,912
Return on average equity (GAAP)	2.00%	2.93%
Core return on average equity (non-GAAP)	2.00%	2.70%

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

	For the Year Ended June 30,
	2022	2021
Calculation of the ratio of the allowance for loan losses to total loans, excluding acquired loans:
Gross loans receivable	$479,669	$465,629
Less: Loans acquired in a business combination	118,111	161,260
Gross loans receivable, excluding acquired loans (non-GAAP)	$361,558	$304,369
Allowance for loan losses	$3,409	$3,613

Allowance for loan losses to total loans (GAAP)	0.71%	0.78%
Allowance for loan losses to total loans, excluding acquired loans (non-GAAP)	0.94%	1.19%

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

During the quarter or year ended June 30, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under “Item 1: Business—Executive Officers” in this Annual Report on Form 10-K and under the headings “Proposal 1—Election of Directors,”, and “Corporate Governance” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

3.2	Bylaws of William Penn Bancorporation (Incorporated by reference to Exhibit 3.2 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))

4.1	Specimen Stock Certificate of William Penn Bancorporation (Incorporated by reference to Exhibit 4.0 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934

10.1	Amended and Restated Employment Agreement by and between William Penn Bancorporation, William Penn Bank and Kenneth J. Stephon*

10.2	Change in Control Agreement by and between William Penn Bancorporation, William Penn Bank and Jeannine Cimino*

10.3	Change in Control Agreement by and between William Penn Bancorporation, William Penn Bank and Amy Hannigan*

10.4	Change in Control Agreement by and between William Penn Bancorporation, William Penn Bank and Jonathan Logan*

10.5	Change in Control Agreement by and between William Penn Bancorporation, William Penn Bank and Alan Turner*

10.6

William Penn Bank Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.6 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492)) *

10.7

William Penn Bank Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.7 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492)) *

10.8

William Penn Bancorporation 2022 Equity Incentive Plan (Incorporated by reference to Appendix A to William Penn Bancorporation’s Definitive Proxy Materials on Schedule 14A filed with the SEC on March 25, 2022 (File No. 001-40255)

10.9

Agreement by and between William Penn, MHC, William Penn Bancorp, Inc., William Penn Bank, William Penn Bancorporation (formerly WPH Holding Company) and Tyndall Capital Partners LP and Jeffrey S. Halis (Incorporated by reference to Exhibit 10.8 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))

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

101.0

The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of William Penn Bancorporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of William Penn Bancorporation and subsidiaries (the “Company”) as of June 30, 2022 and 2021; the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

September 7, 2022

S.R. Snodgrass, P.C. ● 2009 Mackenzie Way, Suite 340 ● Cranberry Township, Pennsylvania 16066 ● Phone: 724-934-0344 ● Fax: 724-934-0345

Firm ID 00074

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of June 30, 2022 and 2021

	June 30,	June 30,
	2022	2021

ASSETS
Cash and due from banks	$8,117	$11,102
Interest bearing deposits with other banks	28,053	157,620
Total cash and cash equivalents	36,170	168,722
Interest-bearing time deposits	600	1,850
Securities available for sale	182,745	123,335
Securities held to maturity, fair value of $88,321 and $0, as of June 30, 2022 and 2021, respectively	102,135	—
Equity securities	2,258	—
Loans receivable, net of allowance for loan losses of $3,409 and $3,613 as of June 30, 2022 and 2021, respectively	475,511	461,196
Premises and equipment, net	11,696	13,439
Regulatory stock, at cost	3,807	2,954
Deferred income taxes	7,459	3,574
Bank-owned life insurance	39,170	35,231
Goodwill	4,858	4,858
Intangible assets	712	937
Operating lease right-of-use assets	6,843	2,108
Accrued interest receivable and other assets	5,988	4,204
TOTAL ASSETS	$879,952	$822,408

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$606,617	$553,103
Advances from Federal Home Loan Bank	65,000	41,000
Advances from borrowers for taxes and insurance	3,356	3,731
Operating lease liabilities	6,949	2,307
Accrued interest payable and other liabilities	5,704	5,341
TOTAL LIABILITIES	687,626	605,482
Commitments and contingencies (note 14)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 14,896,590 shares issued and outstanding at June 30, 2022 and 15,170,566 shares issued and outstanding at June 30, 2021	149	152
Additional paid-in capital	159,546	168,349
Unearned common stock held by employee stock ownership plan	(9,599)	(10,004)
Retained earnings	57,587	58,493
Accumulated other comprehensive loss	(15,357)	(64)
TOTAL WILLIAM PENN BANCORPORATION STOCKHOLDERS' EQUITY	192,326	216,926
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$879,952	$822,408

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Years Ended June 30, 2022 and 2021

	Year Ended June 30,
	2022	2021

INTEREST INCOME
Loans receivable, including fees	$20,693	$23,390
Securities	4,555	2,093
Other	250	306
Total interest income	25,498	25,789
INTEREST EXPENSE
Deposits	1,744	3,153
Borrowings	770	1,153
Total interest expense	2,514	4,306

Net interest income	22,984	21,483

(Recovery) provision for loan losses	(20)	133

NET INTEREST INCOME AFTER (RECOVERY) PROVISION FOR LOAN LOSSES	23,004	21,350
OTHER INCOME
Service fees	863	785
Net gain on sale of other real estate owned	18	206
Net gain on sale of securities	62	36
Earnings on bank-owned life insurance	1,038	473
Unrealized loss on equity securities	(242)	—
Net (loss) gain on disposition of premises and equipment	(7)	495
Other	343	373
Total other income	2,075	2,368
OTHER EXPENSES
Salaries and employee benefits	11,482	10,282
Occupancy and equipment	2,759	2,912
Data processing	1,744	1,795
Professional fees	1,154	1,064
Amortization of intangible assets	225	255
(Gain) loss on lease abandonment	(117)	162
Prepayment penalties	460	161
Other	2,567	2,361
Total other expense	20,274	18,992

Income before income taxes	4,805	4,726

Income tax expense	568	947
NET INCOME	$4,237	$3,779

Basic and diluted earnings per share	$0.30	$0.26

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

For the Years Ended June 30 2022 and 2021

	Year Ended June 30,
	2022	2021

Net income	$4,237	$3,779

Other comprehensive loss:
Changes in net unrealized loss on securities available for sale	(19,800)	(144)
Tax effect	4,555	32
Reclassification adjustment for gain recognized in net income	(62)	(36)
Tax effect	14	8
Other comprehensive loss, net of tax	(15,293)	(140)
Comprehensive (loss) income	$(11,056)	$3,639

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Years Ended June 30, 2022 and 2021

					Unearned		Accumulated
					Common		Other	Total
	Number	Common	Additional	Treasury	Stock held	Retained	Comprehensive	Stockholders'
	of Shares	Stock	Paid-in Capital	Stock	by ESOP	Earnings	Income (Loss)	Equity
Balance, June 30, 2020	14,628,530	$467	$42,932	$(3,710)	$—	$56,600	$76	$96,365
Net income	—	—	—	—	—	3,779	—	3,779
Other comprehensive loss	—	—	—	—	—	—	(140)	(140)
ESOP shares committed to be released	—	—	—	—	108	—	—	108
Regular cash dividend paid ($0.13 per share)	—	—	—	—	—	(1,886)	—	(1,886)
Purchase of treasury stock	(5,156)	—	—	(49)	—	—	—	(49)
Second-step conversion and stock offering:								—
William Penn, MHC shares sold in public offering, net of offering costs	12,640,035	(315)	129,176	—	—	—	—	128,861
Retirement of MHC shares	(12,092,669)	—	—	—	—	—	—	—
Fractional shares and other adjustments resulting from conversion of existing shares at 3.2585 exchange ratio	(174)	—	—	—	—	—	—	—
Treasury stock retired	—	—	(3,759)	3,759	—	—	—	—
Purchase of unearned common stock held by employee stock ownership plan	—	—	—	—	(10,112)	—	—	(10,112)
Balance, June 30, 2021	15,170,566	$152	$168,349	$—	$(10,004)	$58,493	$(64)	$216,926
Net income	—	—	—	—	—	4,237	—	4,237
Special cash dividend paid ($0.30 per share)	—	—	—	—	—	(4,288)	—	(4,288)
Regular cash dividends paid ($0.06 per share)	—	—	—	—	—	(855)	—	(855)
Other comprehensive loss	—	—	—	—	—	—	(15,293)	(15,293)
Shares issued under the William Penn Bancorporation 2022 Equity Incentive Plan	492,960	5	(5)	—	—	—	—	—
Restricted stock expense	—	—	147	—	—	—	—	147
Stock option expense	—	—	102	—	—	—	—	102
Stock purchased and retired	(766,936)	(8)	(9,072)	—	—	—	—	(9,080)
ESOP shares committed to be released	—	—	25	—	405	—	—	430
Balance, June 30, 2022	14,896,590	$149	$159,546	$—	$(9,599)	$57,587	$(15,357)	$192,326

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Years Ended June 30, 2022 and 2021

	Year Ended
	June 30,
	2022	2021

Cash flows from operating activities
Net income	$4,237	$3,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Recovery) provision for loan losses	(20)	133
Depreciation expense	975	985
Other accretion, net	(1,057)	(2,149)
Deferred income taxes	683	1,283
(Gain) loss on lease abandonment	(117)	162
Other real estate impairment	—	25
Net loss (gain) on disposition of premises and equipment	7	(495)
Net gain on sale of other real estate owned	(18)	(206)
Amortization of core deposit intangibles	225	255
Amortization of ESOP	430	108
Net gain on sale of securities	(62)	(36)
Unrealized loss on equity securities	242	—
Earnings on bank-owned life insurance	(1,038)	(473)
Stock based compensation expense	249	—
Decrease in pension liabilities	—	(2,735)
Other, net	124	(895)
Net cash provided by (used in) operating activities	4,860	(259)
Cash flows from investing activities
Securities available for sale:
Purchases	(97,948)	(96,187)
Maturities, calls and principal paydowns	13,201	25,702
Proceeds from sale of securities	5,008	35,743
Securities held to maturity:
Purchases	(106,967)	—
Maturities, calls and principal paydowns	4,813	—
Equity securities:
Purchases	(2,500)	—
Net (increase) decrease in loans receivable	(13,092)	49,140
Interest bearing time deposits:
Purchases	—	(600)
Maturities and principal paydowns	1,250	1,050
Purchase of bank-owned life insurance	(2,901)	(20,000)
Regulatory stock purchases	(4,249)	(11)
Regulatory stock redemptions	3,396	1,257
Proceeds from sale of other real estate owned	93	376
Purchases of premises and equipment, net	(855)	(890)
Proceeds from the sale of premises and equipment	20	3,734
Net cash used in investing activities	(200,731)	(686)
Cash flows from financing activities
Net increase (decrease) in deposits	53,917	(6,033)
Increase in borrowed funds	65,000	2,501
Repayment of borrowed funds	(41,000)	(25,725)
Purchase of unearned common stock held by employee stock ownership plan	—	(10,112)
Issuance of common stock funded by stock subscriptions	—	128,861
Purchase of treasury stock	—	(49)
Repurchase of common stock	(9,080)	—
Decrease in advances from borrowers for taxes and insurance	(375)	(805)
Cash dividends	(5,143)	(1,886)
Net cash provided by financing activities	63,319	86,752
Net (decrease) increase in cash and cash equivalents	(132,552)	85,807
Cash and cash equivalents - beginning	168,722	82,915
Cash and cash equivalents - ending	$36,170	$168,722
Supplementary cash flows information
Interest paid	$3,031	$5,127
Income tax refunds	(666)	(301)
Operating lease right-of-use asset recorded	5,202	1,157
Operating lease liabilities recorded	5,202	1,157
Premises transferred to held for sale	1,596	3,199
Transfer of loans to other real estate owned	—	161

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA.  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At June 30, 2022, WPSLA held $276.6 million of the Bank’s $284.9 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

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

Revenue Recognition

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security and loan gains (losses), and earnings on bank owned life insurances are not within the scope of ASC 606. The main types of noninterest income within the scope of the standard include service charges on deposit accounts and the gain on the sale of properties classified as other real estate owned. The Company has contracts with its deposit customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. These fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

Investment Securities

The Company classifies and accounts for debt securities as follows:

Held to Maturity — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available for Sale — Debt securities that will be held for indefinite periods of time that may be sold in response to changes to market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income. Realized gains and losses on the sale of investment securities are recorded as of trade date and reported in the Consolidated Statements of Income and determined using the adjusted cost of the specific security sold.

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

Equity Investments - The Company has an  equity investment accounted for in accordance with both ASC 321-10, Investments - Equity Securities and ASC 323-10, Investments - Equity Method and Joint Ventures. The equity investment has a readily determinable fair value and is reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income. The fair value of equity investments with readily determinable fair values is primarily obtained from third-party pricing services. For additional detail regarding equity securities, see Note 5 to these consolidated financial statements.

Regulatory Stock, at Cost

Common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) represents ownership in an institution which is wholly owned by other financial institutions. This  restricted equity security is accounted for at cost. The Company invests in Federal Home Loan Bank of Pittsburgh (“FHLB”) stock as required to support borrowing activities, as detailed in note 10 to these consolidated financial statements. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company reviews this stock for impairment based on guidance from FASB ASC Topic 320 for Investments — Debt Securities and FASB ASC Topic 942 for Financial Services — Depository and Lending and has concluded that its investment is not impaired.

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

Leases

The Company accounts for its leases in accordance with FASB ASC Topic 842 – Leases.  Most leases are recognized on the statement of financial condition by recording a right-of-use asset and lease liability for each lease.  The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments. The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

As a lessee, the Company enters into operating leases for certain bank branches, office space, and office equipment. The right-of-use assets and lease liabilities are initially recognized based on the net present value of the remaining lease payments which include renewal options where the Company is reasonably certain they will be exercised. The net present value is determined using the incremental collateralized borrowing rate at commencement date.  The right-of-use asset is measured at the amount of the lease liability adjusted for any prepaid rent, lease incentives and initial direct costs incurred. The right-of-use asset and lease liability is amortized over the individual lease terms. Lease expense for lease payments is recognized on a straight-line basis over the lease term.  For additional information regarding leases, see Note 17 to these consolidated financial statements.

Stock Based Compensation

The Company accounts for stock awards and stock options granted to employees and directors based on guidance set forth in FASB ASC Topic 718 for Compensation — Stock Compensation. Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the grant date.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common shares at the date of the grant is used for restricted shares.  Compensation cost is recognized over the required service period using the straight-line method.

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

Comprehensive Income

The Company presents a separate financial statement of comprehensive income that includes net unrealized holding gains and losses on securities available for sale and transactions from other events excluded from the Company’s Consolidated Statements of Income and recorded directly to retained earnings.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the quarter ended September 30, 2023 but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held to maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. While the Company continues to assess all potential impacts of the standard, the Company currently expects adoption of the standard to have an immaterial impact to the consolidated financial statements.

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

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the years ended June 30, 2022 and 2021. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $4.2 million and $3.8 million for the years ended June 30, 2022 and 2021, respectively, was used as the numerator. See Note 12 to these consolidated financial statements for further discussion of stock grants.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Year ended
	June 30,
(Dollars in thousands, except share and per share amounts)	2022	2021
Basic and diluted earnings per share:
Net income	$4,237	$3,779

Basic average common shares outstanding	14,255,901	14,541,136
Effect of dilutive securities	3,468	—
Dilutive average shares outstanding	14,259,369	14,541,136
Earnings per share:
Basic	$0.30	$0.26
Diluted	$0.30	$0.26

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were no anti-dilutive securities for the years ended June 30, 2022 and 2021.

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following tables present the changes in the balances of each component of accumulated other comprehensive income (loss) (“AOCI”) for the years ended June 30, 2022 and 2021. All amounts are presented net of tax.

(Dollars in thousands)
Unrealized
Losses
on Securities
Accumulated Other Comprehensive Income (Loss)(1)	Available for Sale
Balance at June 30, 2020	$76
Other comprehensive loss before reclassifications	(112)
Amounts reclassified from accumulated other comprehensive loss	(28)
Period change	(140)
Balance at June 30, 2021	$(64)
Other comprehensive loss before reclassifications	(15,245)
Amounts reclassified from accumulated other comprehensive loss	(48)
Period change	(15,293)
Balance at June 30, 2022	$(15,357)
(1)	All amounts are net of tax. Related income tax expense is calculated using an income tax rate of approximately 23% and 22% for 2022 and 2021, respectively.

The following table presents reclassifications out of AOCI by component for the years ended June 30, 2022 and 2021:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Loss (2)
Details about Accumulated Other Comprehensive	Year Ended June 30,		Affected Line Item in the
Loss Components	2022	2021	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$62	$36	Net gain on sale of securities
Related income tax expense	(14)	(8)	Income tax expense
	$48	$28

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in debt securities are as follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$130,146	$85	$(12,725)	$117,506
U.S. agency collateralized mortgage obligations	11,001	—	(1,292)	9,709
U.S. government agency securities	5,082	11	(55)	5,038
Municipal bonds	20,160	—	(4,518)	15,642
Corporate bonds	36,300	16	(1,466)	34,850
Total Available For Sale	$202,689	$112	$(20,056)	$182,745

Held To Maturity:
Mortgage-backed securities	$102,135	$—	$(13,814)	$88,321
Total Held To Maturity	$102,135	$—	$(13,814)	$88,321

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$55,385	$53	$(374)	$55,064
U.S. agency collateralized mortgage obligations	15,641	47	(255)	15,433
U.S. government agency securities	6,952	—	(56)	6,896
Municipal bonds	20,239	11	(389)	19,861
Corporate bonds	25,200	881	—	26,081
Total Available For Sale	$123,417	$992	$(1,074)	$123,335

The Company recognized $62 thousand of gross gains on the sale of $5.0 million of investment securities during the year ended June 30, 2022. The Company recognized $447 thousand of gross gains and $411 thousand of gross losses on the sale of $35.7 million of investment securities during the year ended June 30, 2021.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	June 30, 2022
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	43	42	—	—
Due after five years through ten years	38,524	36,935	—	—
Due after ten years	164,122	145,768	102,135	88,321
	$202,689	$182,745	$102,135	$88,321

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and 2021:

	June 30, 2022
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$93,726	$(10,351)	$13,750	$(2,374)	$107,476	$(12,725)
U.S. agency collateralized mortgage obligations	2,968	(488)	6,741	(804)	9,709	(1,292)
U.S. government agency securities	61	(3)	1,556	(52)	1,617	(55)
Municipal bonds	7,415	(1,979)	8,227	(2,539)	15,642	(4,518)
Corporate bonds	25,584	(1,466)	—	—	25,584	(1,466)
	129,754	(14,287)	30,274	(5,769)	160,028	(20,056)
Held To Maturity:
Mortgage-backed securities	88,321	(13,814)	—	—	88,321	(13,814)
	88,321	(13,814)	—	—	88,321	(13,814)
Total Temporarily Impaired Securities	$218,075	$(28,101)	$30,274	$(5,769)	$248,349	$(33,870)

	June 30, 2021
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$43,152	$(374)	$—	$—	$43,152	$(374)
U.S. agency collateralized mortgage obligations	10,613	(202)	2,407	(53)	13,020	(255)
U.S. government agency securities	6,896	(56)	—	—	6,896	(56)
Municipal bonds	17,748	(389)	—	—	17,748	(389)
Total Temporarily Impaired Securities	$78,409	$(1,021)	$2,407	$(53)	$80,816	$(1,074)

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

The unrealized loss on securities greater than 12 months is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2022 and 2021. There were 115 investment securities that were temporarily impaired at June 30, 2022. There were 42 investment securities that were temporarily impaired at June 30, 2021.

At June 30, 2022 and 2021, $2.0 million and $3.8 million, respectively, of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $2.3 million as of June 30, 2022.  During the year ended June 30, 2022, the Company recorded $242 thousand of unrealized losses, which were recorded in Unrealized loss on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans at June 30, 2022 and June 30, 2021 are summarized as follows:

	June 30,		June 30,
	2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$147,061	30.66%	$173,306	37.22%
Home equity and HELOCs	32,529	6.78	37,222	7.99
Construction -residential	14,834	3.09	10,841	2.33
Commercial real estate:
1 - 4 family investor	96,850	20.19	120,581	25.90
Multi-family (five or more)	13,069	2.72	12,315	2.64
Commercial non-residential	158,727	33.10	96,612	20.75
Construction and land	4,951	1.03	6,377	1.37
Commercial	9,409	1.96	5,145	1.10
Consumer loans	2,239	0.47	3,230	0.70
Total Loans	479,669	100.00%	465,629	100.00%

Unearned loan origination fees	(749)		(820)
Allowance for loan losses	(3,409)		(3,613)
Net Loans	$475,511		$461,196

As of June 30, 2022 and 2021, the Bank had $19 thousand and $1.5 million of outstanding Paycheck Protection Program (PPP) loans to one and 44 new and existing customers, respectively, that are included in commercial loans in the above table and are guaranteed by the Small Business Administration and mature in two years.

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $14.4 million and $18.6 million at, June 30, 2022 and 2021,  respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

Commercial non-residential loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. As of June 30, 2022, the Company had one shared national credit loan commitment for $12.5 million with $9.2 million outstanding that is a purchased participation classified as pass rated and all payments are current and the loan is performing in accordance with its contractual terms.  The Company’s accounting policies for shared national credits, including our charge off and reserve policy, are consistent with the significant accounting policies disclosed in our financial statements for the Company’s total loan portfolio.  Shared national credits are subject to the same underwriting guidelines as loans originated by the Company and are subject to annual reviews where the risk rating of the loan is evaluated.  Additionally, the Company obtains quarterly financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan.  The information used in the analysis is provided by the borrower through the agent bank.

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

The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. The Company considers the allowance for loan losses of $3.4 million and $3.6 million adequate to cover loan losses inherent in the loan portfolio at June 30, 2022 and 2021, respectively.

The following table presents by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the years ended June 30, 2022 and 2021, respectively:

June 30, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613
Charge-offs	(154)	—	—	(55)	—	—	—	—	(29)	(238)
Recoveries	—	8	—	42	—	—	—	—	4	54
Provision	(49)	(28)	(101)	(303)	(49)	597	(196)	49	60	(20)
Ending Balance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409

Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	506	113	386	527	110	1,451	166	100	50	3,409
Total allowance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409

Loans receivable ending balance:
Individually evaluated for impairment	$3,336	$275	$—	$173	$291	$1,213	$—	$—	$—	$5,288
Collectively evaluated for impairment	78,478	15,679	14,834	81,834	12,525	138,812	4,951	8,626	531	356,270
Acquired non-credit impaired loans (1)	65,114	16,552	—	14,843	253	18,702	—	783	1,708	117,955
Acquired credit impaired loans (2)	133	23	—	—	—	—	—	—	—	156
Total portfolio	$147,061	$32,529	$14,834	$96,850	$13,069	$158,727	$4,951	$9,409	$2,239	$479,669
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.
(2)	Acquired credit impaired loans are evaluated on an individual basis.

June 30, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$682	$166	$526	$801	$123	$727	$396	$83	$15	$3,519
Charge-offs	(17)	(30)	—	—	—	—	—	—	(30)	(77)
Recoveries	—	—	—	3	—	35	—	—	—	38
Provision	44	(3)	(39)	39	36	92	(34)	(32)	30	133
Ending Balance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613

Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	709	133	487	843	159	854	362	51	15	3,613
Total allowance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613

Loans receivable ending balance:
Individually evaluated for impairment	$1,907	$578	$—	$433	$176	$892	$—	$—	$—	$3,986
Collectively evaluated for impairment	87,540	14,617	8,582	98,043	12,008	68,530	6,377	4,151	535	300,383
Acquired non-credit impaired loans (1)	83,721	22,004	2,259	22,105	131	27,190	—	994	2,695	161,099
Acquired credit impaired loans (2)	138	23	—	—	—	—	—	—	—	161
Total portfolio	$173,306	$37,222	$10,841	$120,581	$12,315	$96,612	$6,377	$5,145	$3,230	$465,629
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.
(2)	Acquired credit impaired loans are evaluated on an individual basis.

During the year ended June 30, 2022, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment.  The overall decrease in the allowance during the year ended June 30, 2022 can primarily be attributed to stable credit quality metrics, including continued low levels of net charge-offs and non-performing assets, as well as a reduction of the adjustments to qualitative factors related to the COVID-19 pandemic.

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

Credit Quality Information

The following tables represent credit exposures by internally assigned grades for the year ended June 30, 2022 and 2021, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at June 30, 2022, and June 30, 2021:

June 30, 2022
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$95,271	$12,778	$157,514	$4,951	$9,409	$279,923
Special Mention	1,473	—	300	—	—	1,773
Substandard	106	291	913	—	—	1,310
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$96,850	$13,069	$158,727	$4,951	$9,409	$283,006

June 30, 2021
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$118,175	$12,139	$95,720	$6,377	$5,145	$237,556
Special Mention	2,054	—	356	—	—	2,410
Substandard	352	176	536	—	—	1,064
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$120,581	$12,315	$96,612	$6,377	$5,145	$241,030

The following tables set forth the amounts of the portfolio of classified asset categories for the residential and consumer loan portfolios at June 30, 2022 and 2021:

Residential Real Estate and Consumer Loans
Credit Risk Internally Assigned
(Dollars in thousands)
June 30, 2022
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$142,280	$32,188	$14,834	$2,122	$191,424
Non-performing	4,781	341	—	117	5,239
	$147,061	$32,529	$14,834	$2,239	$196,663

June 30, 2021
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$169,532	$36,877	$10,841	$3,112	$220,362
Non-performing	3,774	345	—	118	4,237
	$173,306	$37,222	$10,841	$3,230	$224,599

Loans Acquired with Deteriorated Credit Quality

The outstanding principal and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of June 30, 2022 and June 30, 2021, are as follows.

(Dollars in thousands)	June 30, 2022	June 30, 2021
Outstanding principal balance	$229	$247
Carrying amount	156	161

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, for the years ended June 30, 2022 and 2021:

(Dollars in thousands)	Accretable Discount
Balance, June 30, 2020	$53
Accretion	(40)
Balance, June 30, 2021	$13
Accretion	(13)
Balance, June 30, 2022	$—

Loan Delinquencies and Non-accrual Loans

Following are tables which include an aging analysis of the recorded investment of past due loans as of June 30, 2022 and 2021:

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2022
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$1,528	$622	$2,392	$4,542	$133	$142,386	$147,061	$—	$4,781
Home equity and HELOCs	19	—	183	202	23	32,304	32,529	—	341
Construction - residential	—	—	—	—	—	14,834	14,834	—	—
Commercial real estate:
1 - 4 family investor	—	—	—	—	—	96,850	96,850	—	106
Multi-family	—	—	—	—	—	13,069	13,069	—	291
Commercial non-residential	275	494	418	1,187	—	157,540	158,727	—	875
Construction and land	—	—	—	—	—	4,951	4,951	—	—
Commercial	—	—	—	—	—	9,409	9,409	—	—
Consumer	27	—	—	27	—	2,212	2,239	—	117
Total	$1,849	$1,116	$2,993	$5,958	$156	$473,555	$479,669	$—	$6,511

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2021
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$1,658	$561	$989	$3,208	$138	$169,960	$173,306	$—	$3,774
Home equity and HELOCs	58	150	80	288	23	36,911	37,222	—	345
Construction - residential	—	—	—	—	—	10,841	10,841	—	—
Commercial real estate:
1 - 4 family investor	81	—	271	352	—	120,229	120,581	—	352
Multi-family	—	344	176	520	—	11,795	12,315	—	176
Commercial non-residential	92	491	—	583	—	96,029	96,612	—	536
Construction and land	—	—	—	—	—	6,377	6,377	—	—
Commercial	—	—	—	—	—	5,145	5,145	—	—
Consumer	64	—	—	64	—	3,166	3,230	—	118
Total	$1,953	$1,546	$1,516	$5,015	$161	$460,453	$465,629	$—	$5,301

Interest income on non-accrual loans would have increased by approximately $275 thousand, and $136 thousand during the years ended June 30, 2022 and 2021, respectively, if these loans had performed in accordance with their terms.

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

June 30, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
1 - 4 family residential real estate	$3,336	$3,582	$—	$2,552	$—
Home equity and HELOCs	275	277	—	462	18
Construction residential	—	—	—	—	—
1 - 4 family investor commercial real estate	173	185	—	303	4
Multi-family	291	308	—	384	—
Commercial non-residential	1,213	1,265	—	1,071	24
Construction and land	—	—	—	—	—
Commercial	—	—	—	2	—
Consumer	—	—	—	—	—

With an allowance recorded:
1 - 4 family residential real estate	$—	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—	—
Construction residential	—	—	—	—	—
1 - 4 family investor commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
1 - 4 family residential real estate	$3,336	$3,582	$—	$2,552	$—
Home equity and HELOCs	275	277	—	462	18
Construction residential	—	—	—	—	—
1 - 4 family investor commercial real estate	173	185	—	303	4
Multi-family	291	308	—	384	—
Commercial non-residential	1,213	1,265	—	1,071	24
Construction and land	—	—	—	—	—
Commercial	—	—	—	2	—
Consumer	—	—	—	—	—

The impaired loans table above includes accruing TDRs in the amount of $593 thousand that are performing in accordance with their modified terms. The Company recognized $45 thousand of interest income on accruing TDRs during the year ended June 30, 2022. The table above does not include $156 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

June 30, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
1-4 Family residential real estate	$1,907	$1,943	$—	$1,223	$23
Home equity and HELOCs	578	587	—	652	20
Construction Residential	—	—	—	—	—
1 - 4 Family investor commercial real estate	433	477	—	656	20
Multi-family	176	180	—	182	6
Commercial non-residential	892	900	—	882	36
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

With an allowance recorded:
1-4 Family residential real estate	$—	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—	—
Construction Residential	—	—	—	—	—
1 - 4 Family investor commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
1-4 Family residential real estate	$1,907	$1,943	$—	$1,223	$23
Home equity and HELOCs	578	587	—	652	20
Construction Residential	—	—	—	—	—
1 - 4 Family investor commercial real estate	433	477	—	656	20
Multi-family	176	180	—	182	6
Commercial non-residential	892	900	—	882	36
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

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

Generally, the Company will charge-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the years ended June 30, 2022 and 2021, had impaired loans been current according to their original terms, amounted to $183 thousand and $68 thousand, respectively.

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

As of June 30, 2022 and 2021, there were no loans modified that were identified as a troubled debt restructuring. The Company did not experience any re-defaulted TDRs subsequent to the loan being modified during the years ended June 30, 2022 and 2021.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of June 30, 2022 and 2021:

	June 30,
(Dollars in thousands)	2022	2021
Land	$2,156	$2,581
Office buildings and improvements	11,769	12,932
Furniture, fixtures and equipment	2,540	2,428
Automobiles	58	50
	16,523	17,991

Accumulated depreciation	(4,827)	(4,552)
	$11,696	$13,439

Depreciation expense amounted to $975 thousand and $985 thousand for the years ended June 30, 2022 and 2021, respectively.

During the year ended June 30, 2022, the Company transferred properties from premises and equipment with a total carrying value of $1.6 million to the held for sale classification and recorded a $20 thousand net loss on disposition of fixed assets. The Company intends to sell these properties by December 31, 2022.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the acquisition of Audubon. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the acquisitions of Fidelity and Washington, respectively. As of June 30, 2022 and 2021, the other intangibles consisted of $712 thousand and $937 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2022, the Company included considerations of the current economic environment, including the impact of the recent increase in interest rates, inflationary pressures and COVID-19 global pandemic, in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired.  No goodwill impairment exists during the year ended June 30, 2022.

Goodwill and other intangibles at June 30, 2022 and 2021, are summarized as follows:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, July 1, 2020	$4,858	$1,192
Adjustments:
Additions	—	—
Amortization	—	(255)
Balance, June 30, 2021	$4,858	$937
Adjustments:
Additions	—	—
Amortization	—	(225)
Balance, June 30, 2022	$4,858	$712

The following tables summarize amortizing intangible assets at June 30, 2022, and 2021:

	June 30, 2022
		Accumulated
(Dollars in thousands)	Gross	Amortization	Net
Core deposit intangibles	$1,694	$(982)	$712

	June 30, 2021
		Accumulated
(Dollars in thousands)	Gross	Amortization	Net
Core deposit intangibles	$1,694	$(757)	$937

Aggregate amortization expense was $225 thousand and $255 thousand for the years ended  June 30, 2022 and 2021, respectively. Amortization expense for the next five years and thereafter is expected to be as follows:

(Dollars in thousands)
For the year ended June 30,	Expense
2023	$194
2024	163
2025	132
2026	101
2027	70
2028 and thereafter	52
$712

Note 9 – Deposits

Deposits and their respective weighted-average interest rates consist of the following major classifications as of June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
		Weighted		Weighted
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Non-interest bearing checking	$75,758	—%	$51,086	—%
Interest bearing checking	122,675	0.13	104,214	0.08
Money market accounts	171,316	0.30	136,719	0.33
Savings and club accounts	105,507	0.05	100,781	0.10
Certificates of deposit	131,361	0.89	160,303	1.18
	$606,617	0.31%	$553,103	0.45%

Time deposit accounts outstanding as of June 30, 2022 mature as follows:

(In thousands)	June 30, 2022
Twelve months ending:
2023	$79,479
2024	24,359
2025	10,558
2026	8,051
2027	7,145
Thereafter	1,769
$131,361

The aggregate amount of certificates of deposit accounts in denominations of $250 thousand or more totaled $8.9 million and $13.2 million at June 30, 2022 and 2021, respectively.

Note 10 – Advances from Federal Home Loan Bank

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank has a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $292.7 million and $280.8 million at June 30, 2022 and 2021, respectively, of which $65.0 million and $41.0 million was outstanding at June 30, 2022 and 2021, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $423.1 million and $407.4 million of loans pledged as collateral as of June 30, 2022 and 2021, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $3.5 million and $2.7 million at June 30, 2022 and 2021, respectively. In addition, as of June 30, 2022, the Bank had $10.0 million of available credit from the Atlantic Community Bankers Bank to purchase federal funds.

Advances from the FHLB of Pittsburgh consist of the following as of June 30, 2022 and 2021:

(Dollars in thousands)	June 30, 2022	June 30, 2021
FHLB advances:
Convertible	$—	$20,000
Fixed	65,000	14,000
Mid-term	—	7,000
Total FHLB advances	$65,000	$41,000

Contractual maturities and the associated weighted average interest rate of FHLB advances at June 30, 2022 are presented in the table below.  As of June 30, 2022, the interest rates on the $65.0 million of FHLB advances ranged from 1.51% to 1.94%.

	June 30, 2022
(Dollars in thousands)		Weighted
Twelve months ending:	Amount	Average Rate
2023	$65,000	1.73%
Total FHLB advances	$65,000	1.73%

Note 11 — Income Taxes

The components of income tax expense for the years ended June 30, 2022 and 2021 are as follows:

	Year ended June 30,
(Dollars in thousands)	2022	2021
Federal:
Current	$(215)	$(396)
Deferred	683	1,283
	468	887
State, current	100	60
	$568	$947

A reconciliation of the statutory federal income tax at a rate of 21.0% in 2022 and 2021 to the income tax expense included in the consolidated statements of income is as follows:

	Year ended June 30,
	2022		2021
		% of		% of
		Pretax		Pretax
(Dollars in thousands)	Amount	Income	Amount	Income
Federal income tax at statutory rate	$1,009	21.0%	$992	21.0%
State tax, net of federal benefit	79	1.6	47	1.0
Bank owned-life insurance	(218)	(4.5)	(99)	(2.1)
Income tax benefit	(288)	(6.0)	—	—
Other	(14)	(0.3)	7	0.1
	$568	11.8%	$947	20.0%

Income tax expense for the year ended June 30, 2022 included a $288 thousand one-time income tax benefit related to refunds received associated with the carryback of net operating losses under the CARES Act.

Items that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	June 30,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Loan origination fees	$172	$184
Allowance for loan losses	784	809
Deferred director’s fees	271	278
Deferred compensation	478	470
Purchase accounting adjustments	593	811
NOL carry forward	631	1,022
Net unrealized loss on securities	4,587	19
Other	227	138
Total deferred tax assets	7,743	3,731
Deferred tax liabilities:
Premises and equipment	(284)	(157)
Total deferred tax liabilities	(284)	(157)
Net deferred tax asset	$7,459	$3,574

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for loan losses and loan fees are recognized in different periods for financial reporting and tax return purposes. As of June 30, 2022, the Company has a $3.0 million net operating loss carryforward that will begin to expire by December 31, 2033.  A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Accounting literature also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. In accordance with GAAP, interest or penalties incurred for income taxes will be recorded as a component of other expenses. There are no material uncertain tax positions at June 30, 2022 or 2021. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations by taxing authorities for years before 2018.

Retained earnings included $2.8 million at June 30, 2022 and 2021, respectively, for which no provision for federal income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 12 – Stock Based Compensation

Stock-based compensation is accounted for in accordance with FASB ASC Topic 718 for Compensation — Stock Compensation. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with the guidance, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date. As a result, it may be necessary to recognize the expense using a ratable method.

The Company held a special meeting of shareholders on May 10, 2022, and the shareholders of the Company approved the William Penn Bancorporation 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 1,769,604 shares (505,601 restricted stock awards and 1,264,003 stock options) of William Penn Bancorporation common stock.

During the year ended June 30, 2022, the Company granted 492,960 shares of restricted stock, with a weighted average grant date fair value of $11.67 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the Plan vest in equal installments over a five year period. Compensation expense related to the restricted shares is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the restricted shares for the year ended June 30, 2022 was $147 thousand. The expected future compensation expense related to the 492,960 non-vested restricted shares outstanding at June 30, 2022 is $5.6 million over a weighted average period of 4.88 years.

The following is a summary of the Company's restricted stock activity during the year ended June 30, 2022:

	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2021	—	$—
Issued	492,960	11.67
Vested	—	—
Forfeited	—	—
Non-vested Restricted Stock Awards outstanding June 30, 2022	492,960	$11.67

During the year ended June 30, 2022, the Company granted 1,232,400 stock options, with a weighted average grant date fair value of $3.24 per share. Stock options granted under the Plan vest in equal installments over a five year period. Stock options were granted at a weighted average exercise price of $11.67, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was valued using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6.5 years, risk-free rate of return of 2.92%, volatility of 24.85%, and a dividend yield of 1.03%. Compensation expense recognized for the stock options for the year ended June 30, 2022 was $102 thousand. The expected future compensation expense related to the 1,232,400 non-vested restricted shares outstanding at June 30, 2022 is $3.9 million over a weighted average period of 4.88 years.

The following is a summary of the Company's stock option activity during the year ended June 30, 2022:

	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2021	—	$—
Granted	1,232,400	11.67
Exercised	—	—
Forfeited	—	—
Expired	—	—
Ending balance June 30, 2022	1,232,400	$11.67

The weighted average remaining contractual term was approximately 4.88 years and the aggregate intrinsic value was $80 thousand for options outstanding as of June 30, 2022.

Note 13 – Employee and Director Benefit Plans

401(k) Plan

The Bank has a savings plan qualified under Section 401(k) of the Internal Revenue Code which covers substantially all of its employees. Employees can contribute up to 50% of gross pay and the Bank matches 100% of such contributions up to 6%. The Company recorded $393 thousand, and $521 thousand of expense associated with the 401(k) plan during the years ended June 30, 2022 and 2021, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company offers ESOP benefits to employees who meet certain eligibility requirements.  In connection with the second-step conversion offering, and as previously disclosed, the William Penn Bank ESOP trustees subscribed for, and intended to purchase, on behalf of the ESOP, 8% of the shares of the Company common stock sold in the offering and to fund its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock.  As previously disclosed, as a result of the second-step conversion offering being oversubscribed in the first tier of subscription priorities, the ESOP trustees were unable to purchase shares of the Company’s common stock in the second-step conversion offering.  Subsequent to the completion of the second-step conversion on March 24, 2021, the ESOP trustees purchased 881,130 shares, or $10.1 million, of the Company’s common stock in the open market.  The ESOP does not intend to purchase any additional shares of Company common stock in connection with the second-step conversion and offering.  The ESOP trustees purchased 209,089 shares of the Company’s common stock prior to the second-step conversion and offering, all of which had been allocated to ESOP participants as of June 30, 2021.

In connection with the purchase of the shares, the ESOP borrowed $10.1 million from the Company at a fixed interest rate of 3.25% with a twenty-five-year term to fund the purchase of 881,130 shares.  The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares.  Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.  The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Company’s consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized $430 thousand and $108 thousand of ESOP expense associated with the release of shares from collateral during the years ended June, 30 2022 and 2021, respectively.

	June 30,
	2022	2021
Allocated shares	213,937	209,089
Shares committed to be released	17,479	9,463
Unreleased shares	836,517	871,667
Total ESOP shares	1,067,933	1,090,219
Fair value of unrealized shares (in thousands)	$9,787,249	$10,372,837

Directors Retirement Plan

The Bank has a retirement plan for the directors of the Bank. Upon retirement, a director who agrees to serve as a consulting director to the Bank will receive a monthly benefit amount for a period of up to 120 months. The plan was amended in October 2017 to allow credit for service as a director while also serving as an employee. The Company recognized $30 thousand, and $26 thousand, respectively, of expense for these benefits in its Consolidated Statements of Income for the years ended June 30, 2022 and 2021. At both June 30, 2022 and 2021, approximately $1.6 million had been accrued under this plan.

Director Deferred Compensation Plan

The Bank has deferred compensation plans for certain directors of the Bank whereby they can elect to defer their directors’ fees. Under the plans’ provisions, benefits which accrue at the Bank’s highest certificate of deposit rate will be payable upon retirement, death, or permanent disability. The Company recognized $9 thousand and $25 thousand, respectively, of interest expense for these benefits in its Consolidated Statements of Income for the years ended June 30, 2022 and 2021.  At both June 30, 2022 and 2021, approximately $1.2 million had been accrued for this benefit plan.

Note 14 – Commitments and Contingencies

The Company leases several offices as part of its regular business operations. Please refer to note 17 to these consolidated financial statements for further detail regarding the Company's operating lease commitments. In addition, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated balance sheets.

A summary of the Company's loan commitments is as follows as of June 30, 2022, and 2021:

	June 30,	June 30,
(Dollars in thousands)	2022	2021
Commitments to extend credit	$16,894	$35,350
Unfunded commitments under lines of credit	71,999	50,583
Standby letters of credit	30	2,000

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

Note 15 - Regulatory Capital Requirements

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

As of June 30, 2022, the most recent notification from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

The Bank has elected to adopt the optional community bank leverage ratio framework.  Management believes, as of June 30, 2022, that the Bank meets all capital adequacy requirements to which it is subject.   The leverage ratios of the Bank at June 30, 2022 and 2021 are as follows:

To be Well Capitalized Under
			For Capital		Prompt Corrective Action
As of June 30, 2022	Actual		Adequacy Purposes		Provisions
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$157,519	18.28%	$34,465	4.00%	$43,082	5.00%

To be Well Capitalized Under
			For Capital		Prompt Corrective Action
As of June 30, 2021	Actual		Adequacy Purposes		Provisions
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$152,104	18.89%	$32,203	4.00%	$40,254	5.00%

Note 16 – Fair Value of Financial Instruments

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of June 30, 2022 and 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$117,506	$—	$117,506
U.S. agency collateralized mortgage obligations	—	9,709	—	9,709
U.S. government agency securities	—	5,038	—	5,038
Municipal bonds	—	15,642	—	15,642
Corporate bonds	—	34,850	—	34,850
Equity securities	2,258	—	—	2,258
Total Assets	$2,258	$182,745	$—	$185,003

	June 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$55,064	$—	$55,064
U.S. agency collateralized mortgage obligations	—	15,433	—	15,433
U.S. government agency securities	—	6,896	—	6,896
Municipal bonds	—	19,861	—	19,861
Corporate bonds	—	26,081	—	26,081
Total Assets	$—	$123,335	$—	$123,335

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of June 30, 2022 and 2021, the Company charged-off the collateral deficiency on impaired loans. As a result, there were no specific reserves on impaired loans as of June 30, 2022 and 2021.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of June 30, 2022 and 2021, assets required to be measured and reported at fair value on a non-recurring basis are summarized as follows:

	June 30, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$1,690	$1,690
Premises transferred to held for sale	—	—	1,596	1,596
	$—	$—	$3,286	$3,286

	June 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Other real estate owned	$—	$—	$75	$75
	$—	$—	$75	$75

Quantitative information regarding assets measured at fair value on a non-recurring basis is as follows:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
(Dollars in thousands)	Estimate	Techniques	Input	Range
June 30, 2022
Impaired loans	$1,690	Appraisal of collateral (1)(3)	Appraisal adjustments (2)	0-7%
Premises transferred to held for sale	1,596	Appraisal of premises (1)(3)	Appraisal adjustments (2)	0-1%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
(Dollars in thousands)	Estimate	Techniques	Input	Range
June 30, 2021
Foreclosed real estate owned	$75	Appraisal of collateral (1)(3)	Liquidation expenses (2)	0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less any associated allowance.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

	Fair Value Measurements at June 30, 2022
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$475,511	$468,485	$—	$—	$468,485
Securities held to maturity	102,135	88,321	—	88,321	—

Financial instruments - liabilities:
Certificates of deposit	131,361	130,974	—	—	130,974
Advances from Federal Home Loan Bank	65,000	65,000	—	—	65,000

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2021
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$461,196	$472,292	$—	$—	$472,292

Financial instruments - liabilities:
Certificates of deposit	160,303	161,057	—	—	161,057
Advances from Federal Home Loan Bank	41,000	42,098	—	—	42,098

Off-balance sheet financial instruments	—	—	—	—	—

Note 17 — Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee include real estate property for branches and office space with terms extending through 2043. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability for each of its operating leases. The operating lease ROU asset was $6.8 million and $2.1 million as of June 30, 2022 and 2021, respectively, and the operating lease liability was $6.9 million and $2.3 million as of June 30, 2022 and 2021, respectively. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months of less), or equipment leases (deemed immaterial) on the Consolidated Statements of Financial Condition.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

	June 30,
	2022
Weighted average remaining lease term
Operating leases	17.6	years
Weighted average discount rate
Operating leases	2.01%

	June 30,
	2021
Weighted average remaining lease term
Operating leases	9.8	years
Weighted average discount rate
Operating leases	1.76%

The Company recorded $590 thousand and $365 thousand of net lease costs during the years ended June 30, 2022 and 2021, respectively.  During the years ended June 30, 2022 and 2021, the Company recognized a $117 thousand gain on lease abandonment and a $162 thousand loss on lease abandonment, respectively, associated with the closure of the Frankford branch effective June 30, 2022 as part of the Company’s branch consolidation efforts.  Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2022 were as follows:

June 30,
2022
Operating
(in thousands)	Leases
Twelve months ended June 30,
2023	$607
2024	615
2025	600
2026	389
2027	398
Thereafter	5,775
Total future minimum lease payments	$8,384
Amounts representing interest	(1,435)
Present value of net future minimum lease payments	$6,949

Note 18 — Related Party Transactions

At June 30, 2022 and 2021 certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bank in the aggregate amount of $1.5 million and $1.6 million, respectively. These total commitments to lend include $376 thousand and $458 thousand of undrawn commitments at June 30, 2022 and 2021, respectively. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

The following table shows the loan activity for related parties for the years ended June 30, 2022 and 2021:

	June 30,
(Dollars in thousands)	2022	2021
Beginning Balance	$1,190	$587
New loans and funding of existing lines of credit	—	1,190
Loans to newly appointed directors	—	—
Repayments	(69)	(148)
Loans to former related parties	—	(439)
Ending balance	$1,121	$1,190

None of the Company’s affiliates, officers, directors, or employees have an interest in or receive remuneration from any special purpose entities or qualified special purpose entities which the Company transacts business.

During the years ended June 30, 2022 and 2021, the Bank purchased certain insurance policies through a related party insurance agency and paid insurance commissions of $41 thousand and $35 thousand, respectively.  These insurance commissions are included in other expense on the Company’s Consolidated Statements of Income.

At June 30, 2022 and 2021, certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons had deposits with the Bank in the aggregate amount of $1.3 million and $1.6 million, respectively.

Note 19 — Parent Company Financial Information

WILLIAM PENN BANCORPORATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION — PARENT COMPANY ONLY

(Dollars in thousands)

As of June 30, 2022 and 2021

	June 30,	June 30,
	2022	2021
ASSETS
Cash on deposit at the Bank	$41,301	$57,995
Investment in the Bank	148,364	158,857
Equity securities	2,258	—
Other assets	551	103
TOTAL ASSETS	$192,474	$216,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued and other liabilities	$148	$29
TOTAL LIABILITIES	148	29
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 14,896,590 shares issued and outstanding at June 30, 2022 and 15,170,566 shares issued and outstanding at June 30, 2021	149	152
Additional paid-in capital	159,546	168,349
Unearned common stock held by employee stock ownership plan	(9,599)	(10,004)
Retained earnings	57,587	58,493
Accumulated other comprehensive loss	(15,357)	(64)
TOTAL STOCKHOLDERS’ EQUITY	192,326	216,926
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,474	$216,955

WILLIAM PENN BANCORPORATION

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY

(Dollars in thousands)

For the Years Ended June 30, 2022 and 2021

	Year ended June 30,
	2022	2021

INCOME
Interest on interest-bearing deposits with the Bank	$142	$52
Interest income on securities	114	—
Unrealized loss on equity securities	(242)	—
Total income	14	52
EXPENSES
Professional fees	570	147
Other expenses	175	44
Total expenses	745	191
Loss before income tax benefit and equity in undistributed net income of affiliates	(731)	(139)
Income tax benefit	(168)	(31)
Equity in undistributed net income of the Bank	4,800	3,887
NET INCOME	$4,237	$3,779
Comprehensive (loss) income	$(11,056)	$3,639

WILLIAM PENN BANCORPORATION

CONDENSED STATEMENTS OF CASH FLOW — PARENT COMPANY ONLY

(Dollars in thousands)

For the Years Ended June 30, 2022 and 2021

	Year ended
	June 30,
	2022	2021

Cash flows from operating activities
Net income	$4,237	$3,779
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(4,800)	(3,887)
Unrealized loss on equity securities	242	—
Other	350	137
Net cash provided by operating activities	29	29
Cash flows from investing activities
Purchases of equity securities	(2,500)	—
Net second-step proceeds transferred to the Bank	—	(61,709)
Net cash used in investing activities	(2,500)	(61,709)
Cash flows from financing activities
Cash dividends	(5,143)	(1,886)
Issuance of common stock funded by stock subscriptions	—	128,861
Purchase of unearned common stock held by employee stock ownership plan	—	(10,112)
Stock purchased and retired	(9,080)	—
Purchase of treasury stock	—	(49)
Net cash (used in) provided by financing activities	(14,223)	116,814
Net (decrease) increase in cash and cash equivalents	(16,694)	55,134
Cash and cash equivalents – beginning	57,995	2,861
Cash and cash equivalents – ending	$41,301	$57,995
Supplementary cash flows information
Income tax refunds	$—	$(140)

Note 20 — Subsequent Events

On July 20, 2022, the Company declared a cash dividend of $0.03 per share, payable on August 11, 2022, to common shareholders of record at the close of business on August 1, 2022.

On August 18, 2022, the Company announced that the Company’s Board of Directors had authorized a new stock repurchase program to acquire up to 739,385 shares, or approximately 5.0%, of the Company’s then issued and outstanding common stock, commencing upon the completion of the Company’s existing stock repurchase program.

At June 30, 2022, the Company had a non-performing one- to four-family residential real estate loan with a carrying value of $1.7 million that became 90 days or more delinquent and was placed on non-accrual during the year ended June 30, 2022.  On August 22, 2022, the Company entered into a Modification of Forbearance Agreement (the "Agreement") with the borrower, and on August 23, 2022, the Company received payment from the borrower for full satisfaction of the debt in accordance with the terms of the Agreement.  The Company recorded a $79 thousand charge-off in August 2022 upon entering the Agreement and the subsequent satisfaction of the debt.  The Company had previously recorded a $137 thousand charge-off on this loan during the year ended June 30, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: September 7, 2022	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth J. Stephon	Chairman, President and Chief Executive	September 7, 2022
Kenneth J. Stephon	Officer
(Principal Executive Officer)

/s/ Jonathan T. Logan	Executive Vice President and Chief	September 7, 2022
Jonathan T. Logan	Financial Officer
(Principal Financial and Accounting Officer)

/s/ William J. Feeney	Director	September 7, 2022
William J. Feeney

/s/ Craig Burton	Director	September 7, 2022
Craig Burton

/s/ D. Michael Carmody, Jr	Director	September 7, 2022
D. Michael Carmody, Jr

/s/ Charles Corcoran	Director	September 7, 2022
Charles Corcoran

/s/ Glenn Davis	Director	September 7, 2022
Glenn Davis

/s/ Christopher M. Molden	Director	September 7, 2022
Christopher M. Molden

/s/ William C. Niemczura	Director	September 7, 2022
William C. Niemczura

/s/ William B.K. Parry, Jr.	Director	September 7, 2022
William B.K. Parry, Jr.

/s/ Terry L. Sager	Director	September 7, 2022
Terry L. Sager

/s/ Vincent P. Sarubbi	Director	September 7, 2022
Vincent P. Sarubbi