Form 10-Q
period 2022-09-30
William Penn Bancorporation
filed 2022-11-03
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the issuer’s common stock, as of November 3, 2022: 14,345,730 shares.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of September 30, 2022 and June 30, 2022 (unaudited)

	September 30,	June 30,
	2022	2022

ASSETS
Cash and due from banks	$9,082	$8,117
Interest bearing deposits with other banks	10,041	28,053
Total cash and cash equivalents	19,123	36,170
Interest-bearing time deposits	600	600
Securities available for sale	170,860	182,745
Securities held to maturity, fair value of $84,997 and $88,321, as of September 30, 2022 and June 30, 2022, respectively	104,376	102,135
Equity securities	1,985	2,258
Loans receivable, net of allowance for loan losses of $3,333 and $3,409 as of September 30, 2022 and June 30, 2022, respectively	472,499	475,511
Premises and equipment, net	11,553	11,696
Regulatory stock, at cost	3,379	3,807
Deferred income taxes	9,434	7,459
Bank-owned life insurance	39,443	39,170
Goodwill	4,858	4,858
Intangible assets	664	712
Operating lease right-of-use assets	6,716	6,843
Accrued interest receivable and other assets	6,005	5,988
TOTAL ASSETS	$851,495	$879,952

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$600,174	$606,617
Advances from Federal Home Loan Bank	55,000	65,000
Advances from borrowers for taxes and insurance	2,001	3,356
Operating lease liabilities	6,833	6,949
Accrued interest payable and other liabilities	6,293	5,704
TOTAL LIABILITIES	670,301	687,626
Commitments and contingencies (note 12)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 14,499,238 shares issued and outstanding at September 30, 2022 and 14,896,590 shares issued and outstanding at June 30, 2022	145	149
Additional paid-in capital	155,458	159,546
Unearned common stock held by employee stock ownership plan	(9,497)	(9,599)
Retained earnings	58,195	57,587
Accumulated other comprehensive loss	(23,107)	(15,357)
TOTAL WILLIAM PENN BANCORPORATION STOCKHOLDERS' EQUITY	181,194	192,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$851,495	$879,952

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three Months Ended September 30, 2022 and 2021 (unaudited)

	Three Months Ended September 30,
	2022	2021

INTEREST INCOME
Loans receivable, including fees	$5,297	$5,214
Securities	1,657	664
Other	129	106
Total interest income	7,083	5,984
INTEREST EXPENSE
Deposits	509	484
Borrowings	333	238
Total interest expense	842	722

Net interest income	6,241	5,262

Provision (recovery) for loan losses	—	(30)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	6,241	5,292
OTHER INCOME
Service fees	211	213
Net gain on sale of securities	—	62
Earnings on bank-owned life insurance	273	238
Unrealized (loss) gain on equity securities	(273)	105
Net loss on disposition of premises and equipment	(1)	—
Other	72	87
Total other income	282	705
OTHER EXPENSES
Salaries and employee benefits	3,241	2,712
Occupancy and equipment	788	675
Data processing	431	421
Professional fees	263	248
Amortization of intangible assets	48	57
Prepayment penalties	—	64
Other	792	690
Total other expense	5,563	4,867

Income before income taxes	960	1,130

Income tax benefit	(67)	(30)
NET INCOME	$1,027	$1,160

Basic and diluted earnings per share	$0.08	$0.08

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

For the Three Months Ended September 30, 2022 and 2021 (unaudited)

	Three Months Ended September 30,
	2022	2021

Net income	$1,027	$1,160

Other comprehensive loss:
Changes in net unrealized loss on securities available for sale	(10,066)	(710)
Tax effect	2,316	160
Reclassification adjustment for gain recognized in net income	—	(62)
Tax effect	—	14
Other comprehensive loss, net of tax	(7,750)	(598)
Comprehensive (loss) income	$(6,723)	$562

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three Months Ended September 30, 2022 and 2021 (unaudited)

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2022	14,896,590	$149	$159,546	$(9,599)	$57,587	$(15,357)	$192,326
Net income	—	—	—	—	1,027	—	1,027
Other comprehensive loss	—	—	—	—	—	(7,750)	(7,750)
Restricted stock expense	—	—	289	—	—	—	289
Stock option expense	—	—	201	—	—	—	201
Stock purchased and retired	(397,352)	(4)	(4,578)	—	—	—	(4,582)
ESOP shares committed to be released	—	—	—	102	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(419)	—	(419)
Balance, September 30, 2022	14,499,238	$145	$155,458	$(9,497)	$58,195	$(23,107)	$181,194

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2021	15,170,566	$152	$168,349	$(10,004)	$58,493	$(64)	$216,926
Net income	—	—	—	—	1,160	—	1,160
Other comprehensive loss	—	—	—	—	—	(598)	(598)
ESOP shares committed to be released	—	—	5	103	—	—	108
Special cash dividend paid ($0.30 per share)	—	—	—	—	(4,551)	—	(4,551)
Balance, September 30, 2021	15,170,566	$152	$168,354	$(9,901)	$55,102	$(662)	$213,045

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Three Months Ended September 30, 2022 and 2021 (unaudited)

	Three Months Ended
	September 30,
	2022	2021

Cash flows from operating activities
Net income	$1,027	$1,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (recovery) for loan losses	—	(30)
Depreciation expense	265	231
Other accretion, net	(133)	(258)
Net loss on disposition of premises and equipment	1	—
Amortization of core deposit intangibles	48	57
Amortization of ESOP	102	108
Net gain on sale of securities	—	(62)
Unrealized loss (gain) on equity securities	273	(105)
Earnings on bank-owned life insurance	(273)	(238)
Stock based compensation expense	490	—
Other, net	799	214
Net cash provided by operating activities	2,599	1,077
Cash flows from investing activities
Securities available for sale:
Purchases	(1,923)	(10,100)
Maturities, calls and principal paydowns	3,637	2,896
Proceeds from sale of securities	—	5,008
Securities held to maturity:
Purchases	(4,484)	(38,252)
Maturities, calls and principal paydowns	2,243	122
Equity securities:
Purchases	—	(2,500)
Net decrease in loans receivable	3,181	7,369
Interest bearing time deposits:
Maturities and principal paydowns	—	500
Purchase of bank-owned life insurance	—	(2,000)
Regulatory stock purchases	(1,487)	(1)
Regulatory stock redemptions	1,915	358
Purchases of premises and equipment, net	(122)	(256)
Proceeds from the sale of premises and equipment	123	—
Net cash provided by (used in) investing activities	3,083	(36,856)
Cash flows from financing activities
Net (decrease) increase in deposits	(6,373)	8,223
Net repayment of short-term borrowed funds	(10,000)	(7,000)
Repurchase of common stock	(4,582)	—
Decrease in advances from borrowers for taxes and insurance	(1,355)	(1,667)
Cash dividends	(419)	(4,551)
Net cash used in financing activities	(22,729)	(4,995)
Net decrease in cash and cash equivalents	(17,047)	(40,774)
Cash and cash equivalents - beginning	36,170	168,722
Cash and cash equivalents - ending	$19,123	$127,948
Supplementary cash flows information
Interest paid	$877	$860
Income tax refunds	(467)	(575)
Operating lease right-of-use asset recorded	—	2,804
Operating lease liabilities recorded	—	2,804
Unsettled purchases of securities available for sale	—	2,344

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At September 30, 2022, WPSLA held $267.3 million of the Bank’s $277.2 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is actively working on preliminary test calculations and data validation, as well as process and procedural documentation.  As of September 30, 2022, the Company began performing a parallel run of the new lifetime expected loss model with its current incurred loss model and is currently evaluating the results and assumptions of its new model to estimate lifetime credit losses.  The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of July 1, 2023, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. This update is not expected to have a significant impact on the Company’s financial statements.

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

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three months ended September 30, 2022 and 2021. Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $1.0 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, were used as the numerators. See Note 11 to these consolidated financial statements for further discussion of stock grants.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended
	September 30,
(Dollars in thousands, except share and per share amounts)	2022	2021
Basic and diluted earnings per share:
Net income	$1,027	$1,160

Basic average common shares outstanding	13,435,273	14,301,956
Effect of dilutive securities	17,629	—
Dilutive average shares outstanding	13,452,902	14,301,956
Earnings per share:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of accumulated other comprehensive loss (“AOCI”) for the three months ended September 30, 2022 and 2021.

(Dollars in thousands)
	Unrealized Losses on Securities
	Available for Sale
Accumulated Other Comprehensive Loss (1)	2022	2021
Balance at June 30,	$(15,357)	$(64)
Other comprehensive loss before reclassifications	(7,750)	(550)
Amounts reclassified from accumulated other comprehensive loss	—	(48)
Period change	(7,750)	(598)
Balance at September 30,	$(23,107)	$(662)

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 23% and 22% for 2022, and 2021, respectively.

The following tables present reclassifications out of AOCI by component for the three months ended September 30, 2022 and 2021:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Loss (1)
Details about Accumulated Other Comprehensive	Three Months Ended September 30,		Affected Line Item in the
Loss Components	2022	2021	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$—	$62	Net gain on sale of securities
Related income tax expense	—	(14)	Income tax benefit
	$—	$48
(1)	Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of investments in debt securities are as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$129,145	$3	$(19,734)	$109,414
U.S. agency collateralized mortgage obligations	10,660	—	(1,714)	8,946
U.S. government agency securities	4,624	25	(86)	4,563
Municipal bonds	20,141	—	(5,699)	14,442
Corporate bonds	36,300	—	(2,805)	33,495
Total Available For Sale	$200,870	$28	$(30,038)	$170,860

Held To Maturity:
Mortgage-backed securities	$99,891	$—	$(19,306)	$80,585
U.S. government agency securities	4,485	—	(73)	4,412
Total Held To Maturity	$104,376	$—	$(19,379)	$84,997

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$130,146	$85	$(12,725)	$117,506
U.S. agency collateralized mortgage obligations	11,001	—	(1,292)	9,709
U.S. government agency securities	5,082	11	(55)	5,038
Municipal bonds	20,160	—	(4,518)	15,642
Corporate bonds	36,300	16	(1,466)	34,850
Total Available For Sale	$202,689	$112	$(20,056)	$182,745

Held To Maturity:
Mortgage-backed securities	$102,135	$—	$(13,814)	$88,321
Total Held To Maturity	$102,135	$—	$(13,814)	$88,321

The Company did not sell any investment securities during the three months ended September 30, 2022.  The Company recognized $62 thousand of gross gains on the sale of $5.0 million of investment securities during the three months ended September 30, 2021.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	September 30, 2022
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	39	38	4,485	4,412
Due after five years through ten years	40,488	36,980	—	—
Due after ten years	160,343	133,842	99,891	80,585
	$200,870	$170,860	$104,376	$84,997

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and June 30, 2022:

	September 30, 2022
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$73,334	$(11,368)	$34,153	$(8,366)	$107,487	$(19,734)
U.S. agency collateralized mortgage obligations	1,334	(282)	7,612	(1,432)	8,946	(1,714)
U.S. government agency securities	61	(3)	1,224	(83)	1,285	(86)
Municipal bonds	393	(119)	14,049	(5,580)	14,442	(5,699)
Corporate bonds	28,460	(2,590)	1,785	(215)	30,245	(2,805)
	103,582	(14,362)	58,823	(15,676)	162,405	(30,038)
Held To Maturity:
Mortgage-backed securities	54,170	(12,738)	26,415	(6,568)	80,585	(19,306)
U.S. government agency securities	4,412	(73)	—	—	4,412	(73)
	58,582	(12,811)	26,415	(6,568)	84,997	(19,379)
Total Temporarily Impaired Securities	$162,164	$(27,173)	$85,238	$(22,244)	$247,402	$(49,417)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$93,726	$(10,351)	$13,750	$(2,374)	$107,476	$(12,725)
U.S. agency collateralized mortgage obligations	2,968	(488)	6,741	(804)	9,709	(1,292)
U.S. government agency securities	61	(3)	1,556	(52)	1,617	(55)
Municipal bonds	7,415	(1,979)	8,227	(2,539)	15,642	(4,518)
Corporate bonds	25,584	(1,466)	—	—	25,584	(1,466)
	129,754	(14,287)	30,274	(5,769)	160,028	(20,056)
Held To Maturity:
Mortgage-backed securities	88,321	(13,814)	—	—	88,321	(13,814)
	88,321	(13,814)	—	—	88,321	(13,814)
Total Temporarily Impaired Securities	$218,075	$(28,101)	$30,274	$(5,769)	$248,349	$(33,870)

The Company evaluates its investment securities holdings for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. As part of this process, management considers its intent to sell each debt security and whether it is more likely than not the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, OTTI is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the most recent Statement of Financial Condition date. For securities that meet neither of these conditions, management performs an analysis to determine whether any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed analysis, management uses indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating; the duration and level of the unrealized loss; prepayment assumptions; and certain other collateral-related characteristics such as delinquency rates, the security’s performance, and the severity of expected collateral losses.

The unrealized loss on securities is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2022 and June 30, 2022. There were 122 investment securities that were temporarily impaired at September 30, 2022 and 115 investment securities that were temporarily impaired at June 30, 2022.

At September 30, 2022 and June 30, 2022, $1.8 million and $2.0 million, respectively, of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $2.0 million as of September 30, 2022 and $2.3 million as of June 30, 2022.  During the three months ended September 30, 2022 and 2021, the Company recorded $273 thousand of unrealized losses and $105 thousand of unrealized gains, respectively, which were recorded in Unrealized (loss) gain on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans at September 30, 2022 and June 30, 2022 are summarized as follows:

	September 30,		June 30,
	2022		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$144,290	30.29%	$147,061	30.66%
Home equity and HELOCs	32,235	6.76	32,529	6.78
Construction -residential	11,630	2.44	14,834	3.09
Commercial real estate:
1 - 4 family investor	94,794	19.89	96,850	20.19
Multi-family (five or more)	14,922	3.13	13,069	2.72
Commercial non-residential	157,606	33.08	158,727	33.10
Construction and land	7,953	1.67	4,951	1.03
Commercial	10,932	2.29	9,409	1.96
Consumer loans	2,154	0.45	2,239	0.47
Total Loans	476,516	100.00%	479,669	100.00%

Unearned loan origination fees	(684)		(749)
Allowance for loan losses	(3,333)		(3,409)
Net Loans	$472,499		$475,511

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $13.5 million and $14.4 million at September 30, 2022 and June 30, 2022, respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

Commercial non-residential loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. As of September 30, 2022 and June 30, 2022, the Company had one shared national credit loan commitment for $12.5 million with $8.3 million and $9.2 million outstanding, respectively, that is a purchased participation classified as pass rated and all payments are current and the loan is performing in accordance with its contractual terms.  The Company’s accounting policies for shared national credits, including our charge off and reserve policy, are consistent with the significant accounting policies disclosed in our financial statements for the Company’s total loan portfolio.  Shared national credits are subject to the same underwriting guidelines as loans originated by the Bank and are subject to annual reviews where the risk rating of the loan is evaluated.  Additionally, the Bank obtains quarterly financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan.  The information used in the analysis is provided by the borrower through the agent bank.

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

The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. The Company considers the allowance for loan losses of $3.3 million and $3.4 million adequate to cover loan losses inherent in the loan portfolio at both September 30, 2022 and June 30, 2022, respectively.

The following table presents by portfolio segment, the changes in the allowance for loan losses for the three months ended September 30, 2022 and 2021:

September 30, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409
Charge-offs	(79)	—	—	—	—	—	—	—	—	(79)
Recoveries	—	—	—	—	—	—	—	—	3	3
Provision (recovery)	66	3	(85)	(32)	2	(20)	58	11	(3)	—
Ending Balance	$493	$116	$301	$495	$112	$1,431	$224	$111	$50	$3,333

September 30, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	7	—	—	—	—	—	—	1	8
Provision (recovery)	(51)	(17)	(101)	33	(11)	114	6	(2)	(1)	(30)
Ending Balance	$658	$123	$386	$876	$148	$968	$368	$49	$15	$3,591

During the three months ended September 30, 2022, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment.  Specifically, we experienced significant growth in our commercial construction and land portfolio and a corresponding increase in the provision for loan losses for this portfolio.  The overall decrease in the allowance during the three months ended September 30, 2022 can be primarily attributed to an improving asset quality and continued low levels of net charge-offs and non-performing assets.

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

The following tables present the allowance for loan losses and recorded investment by loan portfolio classification as September 30, 2022 and June 30, 2022:

September 30, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	493	116	301	495	112	1,431	224	111	50	3,333
Total allowance	$493	$116	$301	$495	$112	$1,431	$224	$111	$50	$3,333

Loans receivable ending balance:
Individually evaluated for impairment	$1,605	$343	$—	$99	$291	$1,474	$—	$—	$—	$3,812
Collectively evaluated for impairment	80,250	15,810	11,630	80,666	14,378	138,332	7,953	10,311	521	359,851
Acquired non-credit impaired loans (1)	62,302	16,059	—	14,029	253	17,800	—	621	1,633	112,697
Acquired credit impaired loans (2)	133	23	—	—	—	—	—	—	—	156
Total portfolio	$144,290	$32,235	$11,630	$94,794	$14,922	$157,606	$7,953	$10,932	$2,154	$476,516
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

June 30, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	506	113	386	527	110	1,451	166	100	50	3,409
Total allowance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409

Loans receivable ending balance:
Individually evaluated for impairment	$3,336	$275	$—	$173	$291	$1,213	$—	$—	$—	$5,288
Collectively evaluated for impairment	78,478	15,679	14,834	81,834	12,525	138,812	4,951	8,626	531	356,270
Acquired non-credit impaired loans (1)	65,114	16,552	—	14,843	253	18,702	—	783	1,708	117,955
Acquired credit impaired loans (2)	133	23	—	—	—	—	—	—	—	156
Total portfolio	$147,061	$32,529	$14,834	$96,850	$13,069	$158,727	$4,951	$9,409	$2,239	$479,669
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2022 and June 30, 2022. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at September 30, 2022 and June 30, 2022:

September 30, 2022
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$93,322	$14,631	$156,132	$7,953	$10,932	$282,970
Special Mention	1,373	—	289	—	—	1,662
Substandard	99	291	1,185	—	—	1,575
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$94,794	$14,922	$157,606	$7,953	$10,932	$286,207

June 30, 2022
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$95,271	$12,778	$157,514	$4,951	$9,409	$279,923
Special Mention	1,473	—	300	—	—	1,773
Substandard	106	291	913	—	—	1,310
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$96,850	$13,069	$158,727	$4,951	$9,409	$283,006

The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at September 30, 2022 and June 30, 2022:

Residential Real Estate and Consumer Loans
Credit Risk Internally Assigned
(Dollars in thousands)
September 30, 2022
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$141,372	$32,046	$11,630	$2,038	$187,086
Non-performing	2,918	189	—	116	3,223
	$144,290	$32,235	$11,630	$2,154	$190,309

June 30, 2022
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$142,280	$32,188	$14,834	$2,122	$191,424
Non-performing	4,781	341	—	117	5,239
	$147,061	$32,529	$14,834	$2,239	$196,663

Loans Acquired with Deteriorated Credit Quality

The outstanding principal and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of September 30, 2022 and June 30, 2022, are as follows:

(Dollars in thousands)	September 30, 2022	June 30, 2022
Outstanding principal balance	$229	$229
Carrying amount	156	156

The accretable discount on loans acquired with deteriorated credit quality was fully accreted as of September 30, 2022 and June 30, 2022.

Loan Delinquencies and Non-accrual Loans

Following are tables which include an aging analysis of the recorded investment of past due loans as of September 30, 2022 and June 30, 2022.

	Aged Analysis of Past Due and Non-accrual Loans
	As of September 30, 2022
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$387	$960	$1,564	$2,911	$133	$141,246	$144,290	$—	$2,918
Home equity and HELOCs	—	—	38	38	23	32,174	32,235	—	189
Construction - residential	—	—	—	—	—	11,630	11,630	—	—
Commercial real estate:
1 - 4 family investor	—	—	—	—	—	94,794	94,794	—	99
Multi-family	—	291	—	291	—	14,631	14,922	—	291
Commercial non-residential	—	—	1,185	1,185	—	156,421	157,606	—	1,185
Construction and land	—	—	—	—	—	7,953	7,953	—	—
Commercial	—	—	—	—	—	10,932	10,932	—	—
Consumer	—	10	32	42	—	2,112	2,154	—	116
Total	$387	$1,261	$2,819	$4,467	$156	$471,893	$476,516	$—	$4,798

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2022
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$1,528	$622	$2,392	$4,542	$133	$142,386	$147,061	$—	$4,781
Home equity and HELOCs	19	—	183	202	23	32,304	32,529	—	341
Construction - residential	—	—	—	—	—	14,834	14,834	—	—
Commercial real estate:
1 - 4 family investor	—	—	—	—	—	96,850	96,850	—	106
Multi-family	—	—	—	—	—	13,069	13,069	—	291
Commercial non-residential	275	494	418	1,187	—	157,540	158,727	—	875
Construction and land	—	—	—	—	—	4,951	4,951	—	—
Commercial	—	—	—	—	—	9,409	9,409	—	—
Consumer	27	—	—	27	—	2,212	2,239	—	117
Total	$1,849	$1,116	$2,993	$5,958	$156	$473,555	$479,669	$—	$6,511

Interest income on non-accrual loans that would have been recorded if these loans had performed in accordance with their terms was approximately $75 thousand and $65 thousand during the three months ended September 30, 2022 and 2021, respectively.

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, at September 30, 2022 and June 30, 2022.

September 30, 2022
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1 - 4 family residential real estate	$1,605	$1,719	$—
Home equity and HELOCs	343	344	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	99	112	—
Multi-family	291	308	—
Commercial non-residential	1,474	1,527	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

With an allowance recorded:
1 - 4 family residential real estate	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total:
1 - 4 family residential real estate	$1,605	$1,719	$—
Home equity and HELOCs	343	344	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	99	112	—
Multi-family	291	308	—
Commercial non-residential	1,474	1,527	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

The impaired loans table above includes accruing troubled debt restructurings (“TDRs”) in the amount of $586 thousand that are performing in accordance with their modified terms. The Company recognized $10 thousand of interest income on accruing TDRs during the three months ended September 30, 2022. The table above does not include $156 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

June 30, 2022
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1-4 Family residential real estate	$3,336	$3,582	$—
Home equity and HELOCs	275	277	—
Construction Residential	—	—	—
1 - 4 Family investor commercial real estate	173	185	—
Multi-family	291	308	—
Commercial non-residential	1,213	1,265	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

With an allowance recorded:
1-4 Family residential real estate	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction Residential	—	—	—
1 - 4 Family investor commercial real estate	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total:
1-4 Family residential real estate	$3,336	$3,582	$—
Home equity and HELOCs	275	277	—
Construction Residential	—	—	—
1 - 4 Family investor commercial real estate	173	185	—
Multi-family	291	308	—
Commercial non-residential	1,213	1,265	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

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

The following tables include the average recorded investment balances for impaired loans and the interest income recognized for the three months ended September 30, 2022 and 2021.

September 30, 2022	Three Months Ended
	Average	Interest
	Recorded	Income
(Dollars in thousands)	Investment	Recognized
With no related allowance recorded:
1-4 family residential real estate	$2,476	$—
Home equity and HELOCs	385	4
Construction residential	—	—
1-4 family investor commercial real estate	121	1
Multi-family	291	—
Commercial non-residential	1,348	5
Construction and land	—	—
Commercial	—	—
Consumer	—	—

With an allowance recorded:
1-4 family residential real estate	$—	$—
Home equity and HELOCs	—	—
Construction residential	—	—
1-4 family investor commercial real estate
Multi-family	—	—
Commercial non-residential	—	—
Construction and land	—	—
Commercial	—	—
Consumer	—	—

Total:
1-4 family residential real estate	$2,476	$—
Home equity and HELOCs	385	4
Construction residential	—	—
1-4 family investor commercial real estate	121	1
Multi-family	291	—
Commercial non-residential	1,348	5
Construction and land	—	—
Commercial	—	—
Consumer	—	—

September 30, 2021	Three Months Ended
	Average	Interest
	Recorded	Income
(Dollars in thousands)	Investment	Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,802	$—
Home equity and HELOCs	558	5
Construction residential	—	—
1-4 family investor commercial real estate	461	1
Multi-family	258	—
Commercial non-residential	870	6
Construction and land	—	—
Commercial	—	—
Consumer	—	—

With an allowance recorded:
1-4 family residential real estate	$—	$—
Home equity and HELOCs	—	—
Construction residential	—	—
1-4 family investor commercial real estate
Multi-family	—	—
Commercial non-residential	—	—
Construction and land	—	—
Commercial	—	—
Consumer	—	—

Total:
1-4 family residential real estate	$1,802	$—
Home equity and HELOCs	558	5
Construction residential	—	—
1-4 family investor commercial real estate	461	1
Multi-family	258	—
Commercial non-residential	870	6
Construction and land	—	—
Commercial	—	—
Consumer	—	—

Generally, the Bank will charge-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the three months ended September 30, 2022 and 2021, had impaired loans been current according to their original terms, amounted to $47 thousand and $34 thousand, respectively.

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

During the three months ended September 30, 2022 and 2021, there were no loans modified that were identified as a TDR. The Company did not experience any re-defaulted TDRs subsequent to the loan being modified during the three months ended September 30, 2022 and 2021.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
(Dollars in thousands)	2022	2022
Land	$2,156	$2,156
Office buildings and improvements	11,391	11,769
Furniture, fixtures and equipment	2,411	2,540
Automobiles	58	58
	16,016	16,523

Accumulated depreciation	(4,463)	(4,827)
	$11,553	$11,696

Depreciation expense amounted to $265 thousand for the three months ended September 30, 2022 and $231 thousand for the three months ended September 30, 2021.  During the three months ended September 30, 2022, the Company made a strategic decision to close the Bank’s branch office located in Collingswood, New Jersey and to consolidate the deposits from this branch office into the Bank’s Audubon, New Jersey branch office after assessing the branch’s profitability and its close geographic proximity to the Audubon, New Jersey branch location.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the 2018 acquisition of Audubon Savings Bank. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the 2020 acquisitions of Fidelity Savings and Loan Association of Bucks County (“Fidelity”) and Washington Savings Bank (“Washington”), respectively. As of September 30, 2022 and June 30, 2022, the other intangibles consisted of $664 thousand and $712 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2022, management included considerations of the current economic environment caused by COVID-19 in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2022. During the three months ended September 30, 2022, management considered the current economic environment in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three months ended September 30, 2022.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2022	$4,858	$712
Adjustments:
Additions	—	—
Amortization	—	(48)
Balance, September 30, 2022	$4,858	$664

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2021	$4,858	$937
Adjustments:
Additions	—	—
Amortization	—	(57)
Balance, September 30, 2021	$4,858	$880

Aggregate amortization expense was $48 thousand and $57 thousand for the three months ended September 30, 2022 and 2021, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of September 30, 2022 and June 30, 2022:

(Dollars in thousands)	September 30, 2022	June 30, 2022
Non-interest bearing checking	$63,135	$75,758
Interest bearing checking	129,955	122,675
Money market accounts	174,283	171,316
Savings and club accounts	103,435	105,507
Certificates of deposit	129,366	131,361
	$600,174	$606,617

Note 10 – Advances from Federal Home Loan Bank

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $296.1 million and $292.7 million at September 30, 2022 and June 30, 2022, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $428.3 million and $423.1 million of loans pledged as collateral as of September 30, 2022 and June 30, 2022, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $3.1 million and $3.5 million at September 30, 2022 and June 30, 2022, respectively.

Advances from the FHLB of Pittsburgh consisted of the following as of September 30, 2022 and June 30, 2022:

(Dollars in thousands)	September 30, 2022	June 30, 2022
FHLB advances:
Convertible	$—	$—
Fixed	55,000	65,000
Mid-term	—	—
Total FHLB advances	$55,000	$65,000

Note 11 – Stock Based Compensation

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

The Company held a special meeting of shareholders on May 10, 2022, at which meeting the shareholders of the Company approved the William Penn Bancorporation 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 1,769,604 shares (505,601 restricted stock awards and 1,264,003 stock options) of William Penn Bancorporation common stock.

During the year ended June 30, 2022, the Company granted 492,960 shares of restricted stock, with a weighted average grant date fair value of $11.67 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the Plan vest in equal installments over a five year period. Compensation expense related to the restricted shares is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the restricted shares for the three months ended September 30, 2022 was $289 thousand. The expected future compensation expense related to the 492,960 non-vested restricted shares outstanding at September 30, 2022 is $5.3 million over a weighted average period of 4.63 years.

The following is a summary of the Company's restricted stock activity during the three months ended September 30, 2022:

	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2022	492,960	$11.67
Issued	—	—
Vested	—	—
Forfeited	—	—
Non-vested Restricted Stock Awards outstanding September 30, 2022	492,960	$11.67

During the year ended June 30, 2022, the Company granted 1,232,400 stock options, with a weighted average grant date fair value of $3.24 per share. Stock options granted under the Plan vest in equal installments over a five year period. Stock options were granted at a weighted average exercise price of $11.67, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was valued using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6.5 years, risk-free rate of return of 2.92%, volatility of 24.85%, and a dividend yield of 1.03%. Compensation expense recognized for the stock options for the three months ended September 30, 2022 was $201 thousand. The expected future compensation expense related to the 1,232,400 non-vested stock options outstanding at September 30, 2022 is $3.7 million over a weighted average period of 4.63 years.

The following is a summary of the Company's stock option activity during the three months ended September 30, 2022:

	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2022	1,232,400	$11.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Ending balance September 30, 2022	1,232,400	$11.67

The weighted average remaining contractual term was approximately 9.63 years and 9.88 years as of September 30, 2022 and June 30, 2022, respectively.  There was no aggregate intrinsic value for options outstanding as of September 30, 2022. The aggregate intrinsic value was $80 thousand for outstanding options as of June 30, 2022.

Note 12 – Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Financial Condition.

A summary of the Company's loan commitments is as follows as of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
(Dollars in thousands)	2022	2022
Commitments to extend credit	$19,995	$16,894
Unfunded commitments under lines of credit	72,146	71,999
Standby letters of credit	30	30

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

Note 13 - Regulatory Capital Requirements

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

As of September 30, 2022 and June 30, 2022, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

The Bank has elected to adopt the optional community bank leverage ratio framework.  Management believes, as of September 30, 2022 and June 30, 2022, that the Bank meets all capital adequacy requirements to which it is subject.  The leverage ratios of the Bank at September 30, 2022 and June 30, 2022 are as follows:

			CBLR Framework
As of September 30, 2022	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$158,915	18.25%	$78,380	9.00%

			CBLR Framework
As of June 30, 2022	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$157,519	18.28%	$77,547	9.00%

Note 14 – Fair Value of Financial Instruments

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of September 30, 2022 and June 30, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$109,414	$—	$109,414
U.S. agency collateralized mortgage obligations	—	8,946	—	8,946
U.S. government agency securities	—	4,563	—	4,563
Municipal bonds	—	14,442	—	14,442
Corporate bonds	—	33,495	—	33,495
Equity securities	1,985	—	—	1,985
Total Assets	$1,985	$170,860	$—	$172,845

	June 30, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$117,506	$—	$117,506
U.S. agency collateralized mortgage obligations	—	9,709	—	9,709
U.S. government agency securities	—	5,038	—	5,038
Municipal bonds	—	15,642	—	15,642
Corporate bonds	—	34,850	—	34,850
Equity securities	2,258	—	—	2,258
Total Assets	$2,258	$182,745	$—	$185,003

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of September 30, 2022 and June 30, 2022, the Company charged-off the collateral deficiency on impaired loans. As a result, there were no specific reserves on impaired loans as of September 30, 2022 and June 30, 2022.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO. There were no OREO properties held by the Company as of September 30, 2022.

As of June 30, 2022, assets required to be measured and reported at fair value on a non-recurring basis are summarized as follows:

	June 30, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$1,690	$1,690
Premises transferred to held for sale	—	—	1,596	1,596
	$—	$—	$3,286	$3,286

Quantitative information regarding assets measured at fair value on a non-recurring basis as of June 30, 2022 is as follows:

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

	Fair Value Measurements at September 30, 2022
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$472,499	$444,984	$—	$—	$444,984
Securities held to maturity	104,376	84,997	—	84,997	—

Financial instruments - liabilities:
Certificates of deposit	129,366	127,158	—	—	127,158
Advances from Federal Home Loan Bank	55,000	55,000	—	—	55,000

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2022
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$475,511	$468,485	$—	$—	$468,485
Securities held to maturity	102,135	88,321	—	88,321	—

Financial instruments - liabilities:
Certificates of deposit	131,361	130,974	—	—	130,974
Advances from Federal Home Loan Bank	65,000	65,000	—	—	65,000

Off-balance sheet financial instruments	—	—	—	—	—

Note 15 – Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee include real estate property for branches and office space with terms extending through 2043. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability for each of its operating leases. The operating lease ROU asset was $6.7 million and $6.8 million as of September 30, 2022 and June 30, 2022, respectively, and the operating lease liability was $6.8 million and $6.9 million as of September 30, 2022 and June 30, 2022, respectively. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months of less), or equipment leases (deemed immaterial) on the Consolidated Statements of Financial Condition.

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

	September 30,
	2022
Weighted average remaining lease term
Operating leases	17.5	years
Weighted average discount rate
Operating leases	2.01%

	June 30,
	2022
Weighted average remaining lease term
Operating leases	17.6	years
Weighted average discount rate
Operating leases	2.01%

The Company recorded $162 thousand and $114 thousand of net lease costs during the three months ended September 30, 2022 and 2021, respectively. Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2022 were as follows:

September 30,
2022
Operating
(in thousands)	Leases
Twelve months ended September 30,
2023	$609
2024	612
2025	547
2026	390
2027	400
Thereafter	5,675
Total future minimum lease payments	$8,233
Amounts representing interest	(1,400)
Present value of net future minimum lease payments	$6,833

Note 16 – Subsequent Events

On October 19, 2022, the Company declared a cash dividend of $0.03 per share, payable on November 10, 2022, to common shareholders of record at the close of business on October 31, 2022.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected (including higher inflation and its impact on national and local economic conditions); (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the current coronavirus (COVID-19) pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) our ability to successfully execute our business plan and integrate the business operations of acquired businesses into our business operations, (xiii) the inability to successfully deploy the proceeds raised in our recently completed second-step conversion offering; (xiv) adverse changes in the securities markets; (xv) the inability of third party service providers to perform; and (xvi) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. We also have approximately $4.8 million as of September 30, 2022 in non-performing assets consisting of non-performing loans. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties and uncertainties and the COVID-19 pandemic, the ultimate amount of loss could vary from that estimate.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are expected to be effective for us on July 1, 2023. The Company is actively working on preliminary test calculations and data validation, as well as process and procedural documentation.  As of September 30, 2022, the Company began performing a parallel run of the new expected lifetime loss model with its current incurred loss model and is currently evaluating the results and assumptions of its new model to estimate lifetime credit losses.  The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of July 1, 2023, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at September 30, 2022. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three months ended September 30, 2022, management considered the then current economic environment caused by the COVID-19 pandemic in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three months ended September 30, 2022.

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

As of September 30, 2022, we had net deferred tax assets totaling $9.4 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at September 30, 2022 and June 30, 2022

Summary.  Total assets decreased $28.5 million, or 3.2%, to $851.5 million at September 30, 2022, from $880.0 million at June 30, 2022, primarily due to a $17.1 million decrease in cash and cash equivalents and a $7.8 million increase in the unrealized loss on available for sale securities net of deferred taxes.

Cash and cash equivalents decreased $17.1 million, or 47.1%, to $19.1 million at September 30, 2022, from $36.2 million at June 30, 2022.  The decrease in cash and cash equivalents was primarily driven by a $10.0 million decrease in advances from the FHLB of Pittsburgh and a $6.4 million decrease in deposits.

Investments.  Total investments decreased $9.9 million, or 3.5%, to $277.2 million at September 30, 2022, from $287.1 million at June 30, 2022.  The decrease in investments was primarily due to a $10.1 million increase in the gross unrealized loss on available for sale securities.  The increase in the gross unrealized loss on available for sale securities is due to current interest rate levels relative to the Company’s cost and not credit quality.    The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans.  Net loans decreased $3.0 million, or 0.6%, to $472.5 million at September 30, 2022, from $475.5  million at June 30, 2022.  The interest rate environment has created a highly competitive market for lending.  The Company maintains conservative lending practices and is focused on lending to borrowers with high credit quality within its market footprint.

Deposits.  Deposits decreased $6.4 million, or 1.1%, to $600.2 million at September 30, 2022, from $606.6 million at June 30, 2022.  The decrease in deposits was primarily due to a $13.5 million decrease in non-interest-bearing checking accounts, partially offset by a $7.3 million increase in interest-bearing checking accounts.  The interest rate environment has created a highly competitive market for deposits.

Borrowings.  Borrowings decreased $10.0 million, or 15.4%, to $55.0 million at September 30, 2022, from $65.0 million at June 30, 2022.

Stockholders’ Equity.  Stockholders’ equity decreased $11.1 million, or 5.8%, to $181.2 million at September 30, 2022, from $192.3 million at June 30, 2022.  The decrease in stockholders’ equity was primarily due to a $7.8 million increase in the accumulated other comprehensive loss component of the unrealized loss on available for sale securities, the repurchase of 397,352 shares at a cost of $4.6 million, or $11.53 per share, and the payment of a $0.03 per share quarterly cash dividend in August 2022 totaling $419 thousand, partially offset by $1.0 million of net income recorded during the quarter ended September 30, 2022.

Book value per share measured $12.50 as of September 30, 2022 compared to $12.91 as of June 30, 2022, and tangible book value per share measured $12.12 as of September 30, 2022 compared to $12.54 as of June 30, 2022.  Tangible book value per share is a non-GAAP financial measure that excludes goodwill and other intangible assets. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of tangible book value per share to book value per share.

As previously announced, on August 18, 2022, the Company’s Board of Directors authorized a third stock repurchase program to acquire up to 739,385 shares, or approximately 5.0%, of the Company’s outstanding shares, commencing upon the completion of the Company’s second stock repurchase program.  As of September 30, 2022, the Company had repurchased a total of 1,164,288 shares under these repurchase programs at a total cost of $13.7 million, or $11.73 per share.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended September 30,
			Change Fiscal 2022/2021
(Dollars in thousands)	2022	2021	$	%
Net interest income	$6,241	$5,262	$979	18.61%
Provision (recovery) for loan losses	—	(30)	30	100.00
Non-interest income	282	705	(423)	(60.00)
Non-interest expenses	5,563	4,867	696	14.30
Income tax benefit	(67)	(30)	(37)	123.33
Net income	$1,027	$1,160	$(133)	(11.47)

Return on average assets (annualized)	0.48%	0.56%
Core return on average assets(1) (non-GAAP) (annualized)	0.48	0.41
Return on average equity (annualized)	2.14	2.16
Core return on average equity(1) (non-GAAP) (annualized)	2.14	1.57
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded net income of $1.0 million, or $0.08 per basic and diluted share, for the three months ended September 30, 2022, compared to net income of $1.2 million, or $0.08 per basic and diluted share, for the three months ended September 30, 2021.  The Company recorded core net income of $1.0 million, or $0.08 per basic and diluted share, for the three months ended September 30, 2022, compared to core net income of $846 thousand, or $0.06 per basic diluted share, for the three months ended September 30, 2021.  Core net income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net income to net income.

Net Interest Income

For the three months ended September 30, 2022, net interest income was $6.2 million, an increase of $979 thousand, or 18.6%, from the three months ended September 30, 2021.  The increase in net interest income was primarily due to an increase in interest income on investments and loans, partially offset by an increase in interest expense on borrowings and deposits. The net interest margin measured 3.19% for the three months ended September 30, 2022 compared to 2.80% for the three months ended September 30, 2021.  The increase in the net interest margin during the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to an improvement in asset mix during the twelve months ended September 30, 2022, including a $108.8 million decrease in cash and cash equivalents, a $109.5 million increase in investment securities and an $18.3 million increase in net loans.

Provision for Loan Losses

We did not record a provision for loan losses during the three months ended September 30, 2022 due to improved asset quality metrics and continued low levels of net charge-offs and non-performing assets.  The provision for loan losses was a $30 thousand net recovery during the quarter ended September 30, 2021.  The provision credit for the quarter ended September 30, 2021 was primarily due to continued stable asset quality metrics, including continued low levels of net charge-offs and non-performing assets.  Our allowance for loan losses totaled $3.3 million, or 0.70% of total loans and 0.92% of total loans, excluding acquired loans, as of September 30, 2022, compared to $3.4 million, or 0.71% of total loans and 0.94% of total loans, excluding acquired loans, as of June 30, 2022. Total loans, excluding acquired loans, is non-GAAP financial measure that excludes loans acquired in a business combination.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans. Based on a review of the loans that were in the loan portfolio at September 30, 2022, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended September,
(Dollars in thousands)	2022	2021
Service fees	$211	$213
Net gain on sale of securities	—	62
Earnings on bank-owned life insurance	273	238
Unrealized (loss) gain on equity securities	(273)	105
Net loss on disposition of premises and equipment	(1)	—
Other	72	87
Total	$282	$705

For the three months ended September 30, 2022, non-interest income totaled $282 thousand, a decrease of $423 thousand, or 60.0%, from the three months ended September 30, 2021.  The decrease was primarily due to a $273 thousand unrealized loss on equity securities recorded during the three months ended September 30, 2022 compared to a $105 thousand unrealized gain on equity securities recorded during the three months ended September 30, 2021, as well as a $62 thousand gain on sale of securities recorded during the three months ended September 30, 2021.  These decreases to non-interest income were partially offset by a $35 thousand increase in earnings on bank-owned life insurance due to the purchase of additional bank-owned life insurance (“BOLI”) during fiscal year ended June 30, 2022.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended
	September 30,
(Dollars in thousands)	2022	2021
Salaries and employee benefits	$3,241	$2,712
Occupancy and equipment	788	675
Data processing	431	421
Professional fees	263	248
Amortization of intangible assets	48	57
Prepayment penalties	—	64
Other	792	690
Total	$5,563	$4,867

For the three months ended September 30, 2022, non-interest expense totaled $5.6 million, an increase of $696 thousand, or 14.3%, from the three months ended September 30, 2021.  The increase in non-interest expense was primarily due to a $529 thousand increase in salaries and employee benefits due to annual merit increases and a $351 thousand increase in employee stock-based compensation expense associated with the Company’s 2022 Equity Incentive Plan.  The increase in non-interest expense can also be attributed to a $113 thousand increase in occupancy and equipment expense associated with new branch locations in Doylestown, Pennsylvania and Hamilton Township, New Jersey that were opened during the three months ended December 31, 2021.  During the three months ended September 30, 2022, the Company made a strategic decision to close the Bank’s branch office located in Collingswood, New Jersey and to consolidate the deposits from this branch office into the Bank’s Audubon, New Jersey branch office after assessing the branch’s profitability and its close geographic proximity to the Audubon, New Jersey branch location.

Income Taxes

For the three months ended September 30, 2022, we recorded a $67 thousand income tax benefit, reflecting an effective tax rate of (7.0)%, compared to a $30 thousand income tax benefit, reflecting an effective tax rate of (2.7)%, for the same period in 2021.  The Company recorded a $211 thousand and a $235 thousand income tax benefit related to refunds received associated with the carryback of net operating losses under the CARES Act during the three months ended September 30, 2022 and 2021, respectively.  Income tax benefit and the effective tax rate for the three months ended September 30, 2022 and 2021 were impacted by the previously discussed income tax benefit from refunds received associated with the carryback of net operating losses under the CARES Act.

Asset Quality

During the three months ended September 30, 2022, nonperforming assets decreased 26.3% to $4.8 million from $6.5 million as of June 30, 2022. The decrease in nonperforming assets was driven by a decrease in nonaccrual loans primarily due to the payoff of one $1.7 million one-to four-family residential real estate loan that moved to non-accrual status during the fiscal year ended June 30, 2022.  During the three months ended September 30, 2022, the Company received payment from the borrower for full satisfaction of the loan.

Total nonperforming loans consisted of 34 loans to 33 unrelated borrowers at September 30, 2022, as compared to 37 loans to 36 unrelated borrowers at June 30, 2022.  Interest income related to non-performing loans would have been approximately $75 thousand during the three months ended September 30, 2022 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no TDRs during the three months ended September 30, 2022.

Impaired loans at September 30, 2022 included $586 thousand of performing loans whose terms have been modified in TDRs, compared to $593 thousand at June 30, 2022. The amount of TDR loans included in impaired loans decreased as a result principal payments and pay-offs. These restructured loans are being monitored by management and are performing in accordance with their restructured terms. At September 30, 2022, none of our thirty-four substandard loans with an aggregate balance of $4.8 million were considered TDRs.

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

	Three Months Ended September 30,
	2022			2021
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$477,396	$5,297	4.44%	$459,034	$5,214	4.54%
Investment securities(2)	287,696	1,657	2.30	131,784	664	2.02
Other interest-earning assets	17,736	129	2.91	160,400	106	0.26
Total interest-earning assets	782,828	7,083	3.62	751,218	5,984	3.19
Non-interest-earning assets	81,924			71,109
Total assets	$864,752			$822,327
Interest-bearing liabilities:
Interest-bearing accounts	$130,261	65	0.20%	$103,803	19	0.07%
Money market deposit accounts	172,948	216	0.50	145,032	122	0.34
Savings and club accounts	104,450	21	0.08	101,171	26	0.10
Certificates of deposit	129,583	207	0.64	155,786	317	0.81
Total interest-bearing deposits	537,242	509	0.38	505,792	484	0.38
FHLB advances and other borrowings	54,723	333	2.43	35,457	238	2.68
Total interest-bearing liabilities	591,965	842	0.57	541,249	722	0.53
Non-interest-bearing liabilities:
Non-interest-bearing deposits	65,149			50,670
Other non-interest-bearing liabilities	15,352			15,520
Total liabilities	672,466			607,439
Total stockholders' equity	192,286			214,888
Total liabilities and equity	$864,752			$822,327
Net interest income		$6,241			$5,262
Interest rate spread(3)		3.05%			2.66%
Net interest-earning assets(4)	$190,863			$209,969
Net interest margin(5)		3.19%			2.80%
Ratio of interest-earning assets to interest-bearing liabilities	132.24%			138.79%

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

	Three Months Ended 9/30/2022
	Compared to
	Three Months Ended 9/30/2021
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Loans	$664	$(581)	$83
Investment securities	(423)	1,416	993
Other interest-earning assets	(691)	714	23
Total interest-earning assets	(450)	1,549	1,099
Interest expense:
Interest-bearing checking accounts	37	9	46
Money market deposit accounts	250	(156)	94
Savings and club accounts	5	(10)	(5)
Certificates of deposit	(1,565)	1,455	(110)
Total interest-bearing deposits	(1,273)	1,298	25
FHLB advances and other borrowings	233	(138)	95
Total interest-bearing liabilities	(1,040)	1,160	120
Net change in net interest income	$590	$389	$979

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

(Dollars in thousands, except share and per share data)
	As of September 30,	As of June 30,
Calculation of Tangible Book Value per Share:	2022	2022
Total stockholders' equity	$181,194	$192,326
Less: goodwill and other intangible assets	5,522	5,570
Total tangible equity (non-GAAP)	175,672	186,756

Total common shares outstanding	14,499,238	14,896,590

Book value per share (GAAP)	$12.50	$12.91
Tangible book value per share (non-GAAP)	$12.12	$12.54

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

(Dollars in thousands)
	As of September 30,	As of June 30,
Calculation of Allowance for Loan Losses to Total Loans, Excluding Acquired Loans:	2022	2022
Gross loans receivable	$476,516	$479,669
Less: Loans acquired in a business combination	112,853	118,111
Gross loans receivable, excluding acquired loans (non-GAAP)	363,663	361,558

Allowance for loan losses	$3,333	$3,409

Allowance for loan losses to total loans (GAAP)	0.70%	0.71%
Allowance for loan losses to total loans, excluding acquired loans (non-GAAP)	0.92%	0.94%

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

	For the Three Months Ended
	September 30,	September 30,
	2022	2021
Calculation of core net income:
Net income (GAAP)	$1,027	$1,160
Less pre-tax adjustments:
Net gain on sale of securities	-	(62)
Net loss on disposition of premises and equipment	1	-
Unrealized loss (gain) on equity securities	273	(105)
Prepayment penalties	-	64
Tax impact of pre-tax adjustments	(63)	24
Income tax benefit adjustment	(211)	(235)
Core net income (non-GAAP)	$1,027	$846

Calculation of core earnings per share:
Earnings per share (GAAP)	$0.08	$0.08
Less pre-tax adjustments:
Net gain on sale of securities	-	-
Net loss on disposition of premises and equipment	-	-
Unrealized loss (gain) on equity securities	0.02	-
Prepayment penalties	-	-
Tax impact of pre-tax adjustments	-	-
Income tax benefit adjustment	(0.02)	(0.02)
Core earnings per share (non-GAAP)	$0.08	$0.06

Calculation of core return on average assets:
Return on average assets (GAAP)	0.48%	0.56%
Less pre-tax adjustments:
Net gain on sale of securities	-	(0.03)
Net loss on disposition of premises and equipment	-	-
Unrealized loss (gain) on equity securities	0.13	(0.05)
Prepayment penalties	-	0.03
Tax impact of pre-tax adjustments	(0.03)	0.01
Income tax benefit adjustment	(0.10)	(0.11)
Core return on average assets (non-GAAP)	0.48%	0.41%

Average assets	$864,752	$822,327

Calculation of core return on average equity:
Return on average equity (GAAP)	2.14%	2.16%
Less pre-tax adjustments:
Net gain on sale of securities	-	(0.11)
Net loss on disposition of premises and equipment	-	-
Unrealized loss (gain) on equity securities	0.57	(0.20)
Prepayment penalties	-	0.12
Tax impact of pre-tax adjustments	(0.13)	0.04
Income tax benefit adjustment	(0.44)	(0.44)
Core return on average equity (non-GAAP)	2.14%	1.57%

Average equity	$192,286	$214,888

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 41.7% as of September 30, 2022 compared to 44.1% as of June 30, 2022. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and advances from the FHLB of Pittsburgh. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances. As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. We had an available borrowing limit of $296.1 million with the FHLB of Pittsburgh at September 30, 2022. There were $55.0 million of FHLB of Pittsburgh advances outstanding at September 30, 2022.

At September 30, 2022, we had outstanding commitments to originate loans of $20.0 million, unfunded commitments under lines of credit of $72.1 million and $30 thousand of standby letters of credit. At September 30, 2022, certificates of deposit scheduled to mature in less than one year totaled $78.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

Inflation

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary. The consolidated financial statements and related financial data are presented following GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, except for securities available for sale, impaired loans, and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

Management's opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do affect each other but do not always move in correlation with each other. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company's performance.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at September 30, 2022 indicates a level of risk within the parameters of our model. Our management believes that the September 30, 2022 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at September 30, 2022. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of September 30, 2022, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(3.80)%	$210,256	(10.50)%
+100	(1.88)	221,923	(5.53)
0	—	234,920	—
-100	4.08	249,096	6.03
-200	3.60	261,430	11.28

As of September 30, 2022, based on the scenarios above, net interest income would decrease by approximately 1.88% to 3.80%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would increase by approximately 3.60% to 4.08% in a declining interest rate environment.

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

Overall, our September 30, 2022 analysis indicates that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Inflation. Substantially all of the Company's assets and liabilities relate to banking activities and are monetary. The consolidated financial statements and related financial data are presented following GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, except for securities available for sale, impaired loans, and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

Management's opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do affect each other but do not always move in correlation with each other. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company's performance.

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

During the quarter ended September 30, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission on September 8, 2022 (the “Form 10-K”).  As of September 30, 2022, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

On August 18, 2022, the Company issued a press release announcing that the Company's Board of Directors has authorized a third stock repurchase program to acquire up to 739,385 shares, or approximately 5.0%, of the Company's currently issued and outstanding common stock, commencing upon the completion of the Company's second stock repurchase program. As of September 30, 2022, there were 1,105,070 shares remaining to be repurchased under the Company’s second and third repurchase programs.

Each of the Company’s stock repurchase programs was adopted following the Company's consultation with the Federal Reserve Board.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
July 1 - 31, 2022	76,185	$11.55	76,185	686,852
August 1 - 31, 2022	55,992	11.44	55,992	1,370,245
September 1 - 30, 2022	265,175	11.50	265,175	1,105,070
Total	397,352	$11.50	397,352

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

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: November 3, 2022	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)