Form 10-Q
period 2022-12-31
William Penn Bancorporation
filed 2023-02-02
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares outstanding of the issuer’s common stock, as of February 2, 2023: 14,024,657 shares.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of December 31, 2022 and June 30, 2022 (unaudited)

	December 31,	June 30,
	2022	2022

ASSETS
Cash and due from banks	$7,860	$8,117
Interest bearing deposits with other banks	11,282	28,053
Total cash and cash equivalents	19,142	36,170
Interest-bearing time deposits	600	600
Securities available for sale	171,951	182,745
Securities held to maturity, fair value of $85,504 and $88,321, as of December 31, 2022 and June 30, 2022, respectively	103,030	102,135
Equity securities	2,039	2,258
Loans receivable, net of allowance for loan losses of $3,334 and $3,409 as of December 31, 2022 and June 30, 2022, respectively	492,163	475,511
Premises and equipment, net	11,355	11,696
Regulatory stock, at cost	3,567	3,807
Deferred income taxes	9,267	7,459
Bank-owned life insurance	39,717	39,170
Goodwill	4,858	4,858
Intangible assets	615	712
Operating lease right-of-use assets	8,306	6,843
Accrued interest receivable and other assets	4,334	5,988
TOTAL ASSETS	$870,944	$879,952

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$615,438	$606,617
Advances from Federal Home Loan Bank	60,000	65,000
Advances from borrowers for taxes and insurance	2,643	3,356
Operating lease liabilities	8,439	6,949
Accrued interest payable and other liabilities	5,194	5,704
TOTAL LIABILITIES	691,714	687,626
Commitments and contingencies (note 12)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 14,143,327 shares issued and outstanding at December 31, 2022 and 14,896,590 shares issued and outstanding at June 30, 2022	141	149
Additional paid-in capital	151,942	159,546
Unearned common stock held by employee stock ownership plan	(9,395)	(9,599)
Retained earnings	58,851	57,587
Accumulated other comprehensive loss	(22,309)	(15,357)
TOTAL WILLIAM PENN BANCORPORATION STOCKHOLDERS' EQUITY	179,230	192,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$870,944	$879,952

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three and Six Months Ended December 31, 2022 and 2021 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

INTEREST INCOME
Loans receivable, including fees	$5,666	$5,109	$10,963	$10,323
Securities	1,707	1,033	3,364	1,697
Other	187	40	316	146
Total interest income	7,560	6,182	14,643	12,166
INTEREST EXPENSE
Deposits	974	421	1,483	905
Borrowings	550	231	883	469
Total interest expense	1,524	652	2,366	1,374

Net interest income	6,036	5,530	12,277	10,792

Provision (recovery) for loan losses	—	—	—	(30)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	6,036	5,530	12,277	10,822
OTHER INCOME
Service fees	209	243	420	456
Net gain on sale of securities	—	—	—	62
Earnings on bank-owned life insurance	274	278	547	516
Unrealized gain (loss) on equity securities	54	35	(219)	140
Net gain on disposition of premises and equipment	300	—	299	—
Other	65	108	137	195
Total other income	902	664	1,184	1,369
OTHER EXPENSES
Salaries and employee benefits	3,222	2,796	6,463	5,508
Occupancy and equipment	907	726	1,695	1,401
Data processing	472	419	903	840
Professional fees	258	241	521	489
Amortization of intangible assets	49	56	97	113
Prepayment penalties	—	—	—	64
Other	752	601	1,544	1,291
Total other expense	5,660	4,839	11,223	9,706

Income before income taxes	1,278	1,355	2,238	2,485

Income tax expense	217	180	150	150
NET INCOME	$1,061	$1,175	$2,088	$2,335

Basic and diluted earnings per share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

For the Three and Six Months Ended December 31, 2022 and 2021 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Net income	$1,061	$1,175	$2,088	$2,335

Other comprehensive income (loss):
Changes in net unrealized loss on securities available for sale	1,038	(576)	(9,028)	(1,285)
Tax effect	(240)	129	2,076	288
Reclassification adjustment for gain recognized in net income	—	—	—	(62)
Tax effect	—	—	—	14
Other comprehensive income (loss), net of tax	798	(447)	(6,952)	(1,045)
Comprehensive income (loss)	$1,859	$728	$(4,864)	$1,290

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three and Six Months Ended December 31, 2022 and 2021 (unaudited)

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2022	14,896,590	$149	$159,546	$(9,599)	$57,587	$(15,357)	$192,326
Net income	—	—	—	—	1,027	—	1,027
Other comprehensive loss	—	—	—	—	—	(7,750)	(7,750)
Restricted stock expense	—	—	289	—	—	—	289
Stock option expense	—	—	201	—	—	—	201
Stock purchased and retired	(397,352)	(4)	(4,578)	—	—	—	(4,582)
ESOP shares committed to be released	—	—	—	102	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(419)	—	(419)
Balance, September 30, 2022	14,499,238	$145	$155,458	$(9,497)	$58,195	$(23,107)	$181,194
Net income	—	—	—	—	1,061	—	1,061
Other comprehensive income	—	—	—	—	—	798	798
Restricted stock expense	—	—	269	—	—	—	269
Stock option expense	—	—	186	—	—	—	186
Shares forfeited under the William Penn Bancorporation 2022 Equity Incentive Plan	(13,904)	—	—	—	—	—	—
Stock purchased and retired	(342,007)	(4)	(3,973)	—	—	—	(3,977)
ESOP shares committed to be released	—	—	2	102	—	—	104
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(405)	—	(405)
Balance, December 31, 2022	14,143,327	$141	$151,942	$(9,395)	$58,851	$(22,309)	$179,230

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2021	15,170,566	$152	$168,349	$(10,004)	$58,493	$(64)	$216,926
Net income	—	—	—	—	1,160	—	1,160
Other comprehensive loss	—	—	—	—	—	(598)	(598)
ESOP shares committed to be released	—	—	5	103	—	—	108
Special cash dividend paid ($0.30 per share)	—	—	—	—	(4,551)	—	(4,551)
Balance, September 30, 2021	15,170,566	$152	$168,354	$(9,901)	$55,102	$(662)	$213,045
Net income	—	—	—	—	1,175	—	1,175
Other comprehensive loss	—	—	—	—	—	(447)	(447)
ESOP shares committed to be released	—	—	6	101	—	—	107
Balance, December 31, 2021	15,170,566	$152	$168,360	$(9,800)	$56,277	$(1,109)	$213,880

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Six Months Ended December 31, 2022 and 2021 (unaudited)

	Six Months Ended
	December 31,
	2022	2021

Cash flows from operating activities
Net income	$2,088	$2,335
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	—	(30)
Depreciation expense	584	470
Other accretion, net	(190)	(483)
Deferred income taxes	319	204
Net gain on sale of fixed assets held for sale	(299)	—
Amortization of core deposit intangibles	97	113
Amortization of ESOP	206	215
Net gain on sale of securities	—	(62)
Unrealized loss (gain) on equity securities	219	(140)
Earnings on bank-owned life insurance	(547)	(516)
Stock based compensation expense	945	—
Other, net	(515)	338
Net cash provided by operating activities	2,907	2,444
Cash flows from investing activities
Securities available for sale:
Purchases	(4,778)	(22,687)
Maturities, calls and principal paydowns	6,325	6,342
Proceeds from sale of securities	—	5,008
Securities held to maturity:
Purchases	(5,023)	(106,967)
Maturities, calls and principal paydowns	4,130	1,126
Equity securities:
Purchases	—	(2,500)
Net (increase) decrease in loans receivable	(16,374)	5,026
Interest bearing time deposits:
Maturities and principal paydowns	—	750
Purchase of bank-owned life insurance	—	(2,000)
Regulatory stock purchases	(2,327)	(1)
Regulatory stock redemptions	2,567	393
Proceeds from the sale of fixed assets held for sale	1,934	—
Purchases of premises and equipment, net	(243)	(459)
Net cash used in investing activities	(13,789)	(115,969)
Cash flows from financing activities
Net increase in deposits	8,950	17,922
Net repayment of short-term borrowed funds	(5,000)	(7,000)
Repurchase of common stock	(8,559)	—
Decrease in advances from borrowers for taxes and insurance	(713)	(943)
Cash dividends	(824)	(4,551)
Net cash (used in) provided by financing activities	(6,146)	5,428
Net decrease in cash and cash equivalents	(17,028)	(108,097)
Cash and cash equivalents - beginning	36,170	168,722
Cash and cash equivalents - ending	$19,142	$60,625
Supplementary cash flows information
Interest paid	$2,415	$1,622
Income tax refunds	(107)	(666)
Operating lease right-of-use asset recorded	1,731	4,919
Operating lease liabilities recorded	1,731	4,919

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

The Company owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. The Bank offers consumer and commercial banking services to individuals, businesses, and nonprofit organizations throughout the Delaware Valley area through twelve full-service branch offices in Bucks County and Philadelphia, Pennsylvania, and Burlington, Camden, and Mercer Counties in New Jersey. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At December 31, 2022, WPSLA held $266.7 million of the Bank’s $277.0 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.

Use of Estimates in the Preparation of Financial Statements

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules of the U.S. Securities and Exchange Commission for Quarterly Reports on Form 10-Q. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses, goodwill, income taxes, postretirement benefits, and the fair value of investment securities. Actual results could differ from those estimates and assumptions.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The sunset provision  included in Topic 848 was based on the expectations of when LIBOR would cease being published. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of LIBOR would be June 30, 2023, which is beyond the established sunset date of Topic 848. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU provide temporary relief by deferring the sunset date provision included in Topic 848. The amendments in ASU 2022-06 defer the effective date for all entities upon issuance through December 31, 2024. These updates are not expected to have a significant impact on the Company’s financial statements.

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended December 31, 2022 and 2021. Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $1.1 million and $2.1 million for the three and six months ended December 31, 2022, respectively, and $1.2 million and $2.3 million for the three and six months ended December 31, 2021, respectively, were used as the numerators. See Note 11 to these consolidated financial statements for further discussion of stock grants.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except share and per share amounts)	2022	2021	2022	2021
Basic and diluted earnings per share:
Net income	$1,061	$1,175	$2,088	$2,335

Basic average common shares outstanding	12,985,244	14,310,839	13,210,259	14,306,398
Effect of dilutive securities	44,892	—	31,303	—
Dilutive average shares outstanding	13,030,136	14,310,839	13,241,562	14,306,398
Earnings per share:
Basic	$0.08	$0.08	$0.16	$0.16
Diluted	$0.08	$0.08	$0.16	$0.16

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were 1,197,640 stock options that were anti-dilutive for both the three and six months ended December 31, 2022 and 2021.

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of accumulated other comprehensive loss (“AOCI”) for the three and six months ended December 31, 2022 and 2021.

(Dollars in thousands)
	Unrealized Losses on Securities
	Available for Sale
Accumulated Other Comprehensive Loss (1)	2022	2021
Balance at June 30,	$(15,357)	$(64)
Other comprehensive loss before reclassifications	(7,750)	(550)
Amounts reclassified from accumulated other comprehensive loss	—	(48)
Period change	(7,750)	(598)
Balance at September 30,	$(23,107)	$(662)
Other comprehensive income (loss) before reclassifications	798	(447)
Amounts reclassified from accumulated other comprehensive loss	—	—
Period change	798	(447)
Balance at December 31,	$(22,309)	$(1,109)

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 23% and 22% for 2022, and 2021, respectively.

There were no reclassifications out of AOCI during the three months ended December 31, 2022 and 2021. The following table presents reclassifications out of AOCI by component for the six months ended December 31, 2022 and 2021:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Loss (1)
Details about Accumulated Other Comprehensive	Six Months Ended December 31,		Affected Line Item in the
Loss Components	2022	2021	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$—	$62	Net gain on sale of securities
Related income tax expense	—	(14)	Income tax expense
	$—	$48
(1)	Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of investments in debt securities are as follows:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$128,812	$54	$(18,185)	$110,681
U.S. agency collateralized mortgage obligations	10,415	—	(1,753)	8,662
U.S. government agency securities	4,376	57	(92)	4,341
Municipal bonds	20,120	—	(5,739)	14,381
Corporate bonds	37,200	—	(3,314)	33,886
Total Available For Sale	$200,923	$111	$(29,083)	$171,951

Held To Maturity:
Mortgage-backed securities	$98,002	$—	$(17,439)	$80,563
U.S. government agency securities	4,968	—	(87)	4,881
Municipal bonds	60	—	—	60
Total Held To Maturity	$103,030	$—	$(17,526)	$85,504

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$130,146	$85	$(12,725)	$117,506
U.S. agency collateralized mortgage obligations	11,001	—	(1,292)	9,709
U.S. government agency securities	5,082	11	(55)	5,038
Municipal bonds	20,160	—	(4,518)	15,642
Corporate bonds	36,300	16	(1,466)	34,850
Total Available For Sale	$202,689	$112	$(20,056)	$182,745

Held To Maturity:
Mortgage-backed securities	$102,135	$—	$(13,814)	$88,321
Total Held To Maturity	$102,135	$—	$(13,814)	$88,321

The Company did not sell any investment securities during the three and six months ended December 31, 2022.  The Company recognized $62 thousand of gross gains on the sale of $5.0 million of investment securities during the six months ended December 31, 2021.  The Company did not sell any investment securities during the three months ended December 31, 2021.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	December 31, 2022
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$541	$541
Due after one year through five years	35	34	4,487	4,400
Due after five years through ten years	41,321	37,294	—	—
Due after ten years	159,567	134,623	98,002	80,563
	$200,923	$171,951	$103,030	$85,504

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and June 30, 2022:

	December 31, 2022
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$66,449	$(9,083)	$40,433	$(9,102)	$106,882	$(18,185)
U.S. agency collateralized mortgage obligations	1,176	(257)	7,486	(1,496)	8,662	(1,753)
U.S. government agency securities	—	—	1,138	(92)	1,138	(92)
Municipal bonds	376	(135)	14,005	(5,604)	14,381	(5,739)
Corporate bonds	25,163	(2,487)	5,473	(827)	30,636	(3,314)
	93,164	(11,962)	68,535	(17,121)	161,699	(29,083)
Held To Maturity:
Mortgage-backed securities	2,282	(461)	78,281	(16,978)	80,563	(17,439)
U.S. government agency securities	4,881	(87)	—	—	4,881	(87)
	7,163	(548)	78,281	(16,978)	85,444	(17,526)
Total Temporarily Impaired Securities	$100,327	$(12,510)	$146,816	$(34,099)	$247,143	$(46,609)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$93,726	$(10,351)	$13,750	$(2,374)	$107,476	$(12,725)
U.S. agency collateralized mortgage obligations	2,968	(488)	6,741	(804)	9,709	(1,292)
U.S. government agency securities	61	(3)	1,556	(52)	1,617	(55)
Municipal bonds	7,415	(1,979)	8,227	(2,539)	15,642	(4,518)
Corporate bonds	25,584	(1,466)	—	—	25,584	(1,466)
	129,754	(14,287)	30,274	(5,769)	160,028	(20,056)
Held To Maturity:
Mortgage-backed securities	88,321	(13,814)	—	—	88,321	(13,814)
	88,321	(13,814)	—	—	88,321	(13,814)
Total Temporarily Impaired Securities	$218,075	$(28,101)	$30,274	$(5,769)	$248,349	$(33,870)

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

The unrealized loss on securities is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2022 and June 30, 2022. There were 124 investment securities that were temporarily impaired at December 31, 2022 and 115 investment securities that were temporarily impaired at June 30, 2022.

At December 31, 2022 and June 30, 2022, $2.5 million and $2.0 million, respectively, of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $2.0 million as of December 31, 2022 and $2.3 million as of June 30, 2022.  During the three and six months ended December 31, 2022, the Company recorded $54 thousand of unrealized gains and $219 thousand of unrealized losses, respectively, and during the three and six months ended December 31, 2021, the Company recorded $35 thousand and $140 thousand, respectively, of unrealized gains, which were recorded in Unrealized gain (loss) on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans at December 31, 2022 and June 30, 2022 are summarized as follows:

	December 31,		June 30,
	2022		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$142,055	28.62%	$147,061	30.66%
Home equity and HELOCs	32,527	6.56	32,529	6.78
Construction -residential	11,736	2.37	14,834	3.09
Commercial real estate:
1 - 4 family investor	99,589	20.07	96,850	20.19
Multi-family (five or more)	15,595	3.14	13,069	2.72
Commercial non-residential	166,154	33.48	158,727	33.10
Construction and land	10,750	2.17	4,951	1.03
Commercial	15,577	3.14	9,409	1.96
Consumer loans	2,215	0.45	2,239	0.47
Total Loans	496,198	100.00%	479,669	100.00%

Unearned loan origination fees	(701)		(749)
Allowance for loan losses	(3,334)		(3,409)
Net Loans	$492,163		$475,511

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $13.1 million and $14.4 million at December 31, 2022 and June 30, 2022, respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

Commercial non-residential loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. As of December 31, 2022 and June 30, 2022, the Company had one shared national credit loan commitment for $12.5 million with $7.1 million and $9.2 million outstanding, respectively, that is a purchased participation classified as pass rated and all payments are current and the loan is performing in accordance with its contractual terms.  The Company’s accounting policies for shared national credits, including our charge off and reserve policy, are consistent with the significant accounting policies disclosed in our financial statements for the Company’s total loan portfolio.  Shared national credits are subject to the same underwriting guidelines as loans originated by the Bank and are subject to annual reviews where the risk rating of the loan is evaluated.  Additionally, the Bank obtains quarterly financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan.  The information used in the analysis is provided by the borrower through the agent bank.

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

The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. The Company considers the allowance for loan losses of $3.3 million and $3.4 million adequate to cover loan losses inherent in the loan portfolio at both December 31, 2022 and June 30, 2022, respectively.

The following table presents by portfolio segment, the changes in the allowance for loan losses for the three months ended December 31, 2022 and 2021:

December 31, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$493	$116	$301	$495	$112	$1,431	$224	$111	$50	$3,333
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	1	1
Provision (recovery)	21	(7)	(29)	13	(20)	(22)	25	12	7	—
Ending Balance	$514	$109	$272	$508	$92	$1,409	$249	$123	$58	$3,334

December 31, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$658	$123	$386	$876	$148	$968	$368	$49	$15	$3,591
Charge-offs	(15)	—	—	(55)	—	—	—	—	—	(70)
Recoveries	—	1	—	42	—	—	—	—	—	43
Provision (recovery)	(38)	(15)	(60)	(121)	(32)	352	(103)	(18)	35	—
Ending Balance	$605	$109	$326	$742	$116	$1,320	$265	$31	$50	$3,564

The following table presents by portfolio segment, the changes in the allowance for loan losses for the six months ended December 31, 2022 and 2021:

December 31, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409
Charge-offs	(79)	—	—	—	—	—	—	—	—	(79)
Recoveries	—	—	—	—	—	—	—	—	4	4
Provision (recovery)	87	(4)	(114)	(19)	(18)	(42)	83	23	4	—
Ending Balance	$514	$109	$272	$508	$92	$1,409	$249	$123	$58	$3,334

December 31, 2021	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613
Charge-offs	(15)	—	—	(55)	—	—	—	—	—	(70)
Recoveries	—	8	—	42	—	—	—	—	1	51
Provision (recovery)	(89)	(32)	(161)	(88)	(43)	466	(97)	(20)	34	(30)
Ending Balance	$605	$109	$326	$742	$116	$1,320	$265	$31	$50	$3,564

During the three and six months ended December 31, 2022, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment.  Specifically, we experienced significant growth in our commercial construction and land portfolio and a corresponding increase in the provision for loan losses for this portfolio.  The overall decrease in the allowance during the six months ended December 31, 2022 can be primarily attributed to improved asset quality metrics with continued low levels of net charge-offs and a decrease in non-performing assets.

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

The following tables present the allowance for loan losses and recorded investment by loan portfolio classification as December 31, 2022 and June 30, 2022:

December 31, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	514	109	272	508	92	1,409	249	123	58	3,334
Total allowance	$514	$109	$272	$508	$92	$1,409	$249	$123	$58	$3,334

Loans receivable ending balance:
Individually evaluated for impairment	$1,612	$297	$—	$94	$275	$1,063	$—	$—	$—	$3,341
Collectively evaluated for impairment	80,331	16,798	11,736	86,323	15,068	147,688	10,750	14,842	624	384,160
Acquired non-credit impaired loans (1)	59,981	15,409	—	13,172	252	17,403	—	735	1,591	108,543
Acquired credit impaired loans (2)	131	23	—	—	—	—	—	—	—	154
Total portfolio	$142,055	$32,527	$11,736	$99,589	$15,595	$166,154	$10,750	$15,577	$2,215	$496,198
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

June 30, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	506	113	386	527	110	1,451	166	100	50	3,409
Total allowance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409

Loans receivable ending balance:
Individually evaluated for impairment	$3,336	$275	$—	$173	$291	$1,213	$—	$—	$—	$5,288
Collectively evaluated for impairment	78,478	15,679	14,834	81,834	12,525	138,812	4,951	8,626	531	356,270
Acquired non-credit impaired loans (1)	65,114	16,552	—	14,843	253	18,702	—	783	1,708	117,955
Acquired credit impaired loans (2)	133	23	—	—	—	—	—	—	—	156
Total portfolio	$147,061	$32,529	$14,834	$96,850	$13,069	$158,727	$4,951	$9,409	$2,239	$479,669
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of December 31, 2022 and June 30, 2022. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at December 31, 2022 and June 30, 2022:

December 31, 2022
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$98,151	$15,320	$165,091	$10,750	$15,577	$304,889
Special Mention	1,344	—	278	—	—	1,622
Substandard	94	275	785	—	—	1,154
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$99,589	$15,595	$166,154	$10,750	$15,577	$307,665

June 30, 2022
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$95,271	$12,778	$157,514	$4,951	$9,409	$279,923
Special Mention	1,473	—	300	—	—	1,773
Substandard	106	291	913	—	—	1,310
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$96,850	$13,069	$158,727	$4,951	$9,409	$283,006

The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at December 31, 2022 and June 30, 2022:

Residential Real Estate and Consumer Loans
Credit Risk Internally Assigned
(Dollars in thousands)
December 31, 2022
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$139,160	$32,436	$11,736	$2,099	$185,431
Non-performing	2,895	91	—	116	3,102
	$142,055	$32,527	$11,736	$2,215	$188,533

June 30, 2022
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$142,280	$32,188	$14,834	$2,122	$191,424
Non-performing	4,781	341	—	117	5,239
	$147,061	$32,529	$14,834	$2,239	$196,663

Loan Delinquencies and Non-accrual Loans

Following are tables which include an aging analysis of the recorded investment of past due loans as of December 31, 2022 and June 30, 2022.

	Aged Analysis of Past Due and Non-accrual Loans
	As of December 31, 2022
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$599	$1,595	$1,240	$3,434	$131	$138,490	$142,055	$—	$2,895
Home equity and HELOCs	147	—	—	147	23	32,357	32,527	—	91
Construction - residential	—	—	—	—	—	11,736	11,736	—	—
Commercial real estate:
1 - 4 family investor	—	—	—	—	—	99,589	99,589	—	94
Multi-family	275	776	—	1,051	—	14,544	15,595	—	275
Commercial non-residential	—	—	308	308	—	165,846	166,154	—	785
Construction and land	—	—	—	—	—	10,750	10,750	—	—
Commercial	—	—	—	—	—	15,577	15,577	—	—
Consumer	6	—	13	19	—	2,196	2,215	—	116
Total	$1,027	$2,371	$1,561	$4,959	$154	$491,085	$496,198	$—	$4,256

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2022
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$1,528	$622	$2,392	$4,542	$133	$142,386	$147,061	$—	$4,781
Home equity and HELOCs	19	—	183	202	23	32,304	32,529	—	341
Construction - residential	—	—	—	—	—	14,834	14,834	—	—
Commercial real estate:
1 - 4 family investor	—	—	—	—	—	96,850	96,850	—	106
Multi-family	—	—	—	—	—	13,069	13,069	—	291
Commercial non-residential	275	494	418	1,187	—	157,540	158,727	—	875
Construction and land	—	—	—	—	—	4,951	4,951	—	—
Commercial	—	—	—	—	—	9,409	9,409	—	—
Consumer	27	—	—	27	—	2,212	2,239	—	117
Total	$1,849	$1,116	$2,993	$5,958	$156	$473,555	$479,669	$—	$6,511

Interest income on non-accrual loans that would have been recorded if these loans had performed in accordance with their terms was approximately $56 thousand, $111 thousand, $58 thousand, and $115 thousand during the three and six months ended December 31, 2022 and 2021, respectively.

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, at December 31, 2022 and June 30, 2022.

December 31, 2022
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1 - 4 family residential real estate	$1,612	$1,750	$—
Home equity and HELOCs	297	297	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	94	108	—
Multi-family	275	297	—
Commercial non-residential	1,063	1,066	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

With an allowance recorded:
1 - 4 family residential real estate	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total:
1 - 4 family residential real estate	$1,612	$1,750	$—
Home equity and HELOCs	297	297	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	94	108	—
Multi-family	275	297	—
Commercial non-residential	1,063	1,066	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

The impaired loans table above includes accruing troubled debt restructurings (“TDRs”) in the amount of $575 thousand that are performing in accordance with their modified terms. The Company recognized $9 thousand and $19 thousand of interest income on accruing TDRs during the three and six months ended December 31, 2022, respectively. The table above does not include $154 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The following tables include the average recorded investment balances for impaired loans and the interest income recognized for the three and six months ended December 31, 2022 and 2021.

December 31, 2022	Three Months Ended		Six Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,599	$—	$2,099	$—
Home equity and HELOCs	320	4	353	8
Construction residential	—	—	—	—
1-4 family investor commercial real estate	99	—	111	1
Multi-family	283	—	286	—
Commercial non-residential	1,035	7	1,149	12
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
1-4 family residential real estate	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Construction residential	—	—	—	—
1-4 family investor commercial real estate
Multi-family	—	—	—	—
Commercial non-residential	—	—	—	—
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total:
1-4 family residential real estate	$1,599	$—	$2,099	$—
Home equity and HELOCs	320	4	353	8
Construction residential	—	—	—	—
1-4 family investor commercial real estate	99	—	111	1
Multi-family	283	—	286	—
Commercial non-residential	1,035	7	1,149	12
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

December 31, 2021	Three Months Ended		Six Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,785	$—	$1,801	$—
Home equity and HELOCs	449	5	504	9
Construction residential	—	—	—	—
1-4 family investor commercial real estate	388	1	406	2
Multi-family	500	—	261	—
Commercial non-residential	968	6	928	12
Construction and land	—	—	—	—
Commercial	5	—	3	—
Consumer	—	—	—	—

With an allowance recorded:
1-4 family residential real estate	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Construction residential	—	—	—	—
1-4 family investor commercial real estate
Multi-family	—	—	—	—
Commercial non-residential	—	—	—	—
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total:
1-4 family residential real estate	$1,785	$—	$1,801	$—
Home equity and HELOCs	449	5	504	9
Construction residential	—	—	—	—
1-4 family investor commercial real estate	388	1	406	2
Multi-family	500	—	261	—
Commercial non-residential	968	6	928	12
Construction and land	—	—	—	—
Commercial	5	—	3	—
Consumer	—	—	—	—

Generally, the Bank will charge-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the three and six months ended December 31, 2022, had impaired loans been current according to their original terms, amounted to $29 thousand and $76 thousand, respectively. Interest income that would have been recorded for the three and six months ended December 31, 2021, had impaired loans been current according to their original terms, amounted to $47 thousand and $93 thousand, respectively.

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

During the three and six months ended December 31, 2022 and 2021, there were no loans modified that were identified as a TDR. The Company did not experience any re-defaulted TDRs subsequent to the loan being modified during the three and six months ended December 31, 2022 and 2021.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of December 31, 2022 and June 30, 2022:

	December 31,	June 30,
(Dollars in thousands)	2022	2022
Land	$2,156	$2,156
Office buildings and improvements	11,515	11,769
Furniture, fixtures and equipment	2,398	2,540
Automobiles	58	58
	16,127	16,523

Accumulated depreciation	(4,772)	(4,827)
	$11,355	$11,696

Depreciation expense amounted to $319 thousand and $584 thousand for the three and six months ended December 31, 2022, respectively, and $239 thousand and $470 thousand for the three and six months ended December 31, 2021, respectively.  During the three months ended September 30, 2022, the Company made a strategic decision to close the Bank’s branch office located in Collingswood, New Jersey and to consolidate the deposits from this branch office into the Bank’s Audubon, New Jersey branch office after assessing the branch’s profitability and its close geographic proximity to the Audubon, New Jersey branch location.  The branch office located in Collingswood, New Jersey was closed effective December 31, 2022.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the 2018 acquisition of Audubon Savings Bank. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the 2020 acquisitions of Fidelity Savings and Loan Association of Bucks County (“Fidelity”) and Washington Savings Bank (“Washington”), respectively. As of December 31, 2022 and June 30, 2022, the other intangibles consisted of $615 thousand and $712 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2022, management included considerations of the current economic environment caused by COVID-19 in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2022. During the six months ended December 31, 2022, management considered the current economic environment in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the six months ended December 31, 2022.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2022	$4,858	$712
Adjustments:
Additions	—	—
Amortization	—	(48)
Balance, September 30, 2022	$4,858	$664
Adjustments:
Additions	—	—
Amortization	—	(49)
Balance, December 31, 2022	$4,858	$615

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2021	$4,858	$937
Adjustments:
Additions	—	—
Amortization	—	(57)
Balance, September 30, 2021	$4,858	$880
Adjustments:
Additions	—	—
Amortization	—	(56)
Balance, December 31, 2021	$4,858	$824

Aggregate amortization expense was $49 thousand and $97 thousand for the three and six months ended December 31, 2022, respectively, and $56 thousand and $113 thousand for the three and six months ended December 31, 2021, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of December 31, 2022 and June 30, 2022:

(Dollars in thousands)	December 31, 2022	June 30, 2022
Non-interest bearing checking	$66,656	$75,758
Interest bearing checking	125,148	122,675
Money market accounts	188,501	171,316
Savings and club accounts	97,692	105,507
Certificates of deposit	137,441	131,361
	$615,438	$606,617

Note 10 – Borrowings

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $294.5 million and $292.7 million at December 31, 2022 and June 30, 2022, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $426.2 million and $423.1 million of loans pledged as collateral as of December 31, 2022 and June 30, 2022, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $3.3 million and $3.5 million at December 31, 2022 and June 30, 2022, respectively.

Advances from the FHLB of Pittsburgh consisted of $60.0 million and $65.0 million of fixed rate short-term borrowings as of December 31, 2022 and June 30, 2022, respectively.

As of December 31, 2022, the Bank had $11.4 million of loans pledged as collateral to secure a $4.5 million overnight line of credit with the Federal Reserve Bank.  The Bank had no loans pledged to the Federal Reserve Bank as of June 30, 2022.  There was no outstanding balance for the overnight line of credit with the Federal Reserve Bank as of December 31, 2022 and June 30, 2022.

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

On May 10, 2022, the shareholders of the Company approved the William Penn Bancorporation 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 1,769,604 shares (505,601 restricted stock awards and 1,264,003 stock options) of Company common stock.

During the year ended June 30, 2022, the Company granted 492,960 shares of restricted stock, with a weighted average grant date fair value of $11.67 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the Plan vest in equal installments over a five year period. Compensation expense related to the restricted shares is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the restricted shares for the three and six months ended December 31, 2022 was $269 thousand and $558 thousand, respectively. The expected future compensation expense related to the non-vested restricted shares outstanding at December 31, 2022 is $4.9 million over a weighted average period of 4.37 years.

The following is a summary of the Company's restricted stock activity during the six months ended December 31, 2022:

	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2022	492,960	$11.67
Issued	—	—
Vested	—	—
Forfeited	(13,904)	11.82
Non-vested Restricted Stock Awards outstanding December 31, 2022	479,056	$11.66

During the year ended June 30, 2022, the Company granted 1,232,400 stock options, with a weighted average grant date fair value of $3.24 per share. Stock options granted under the Plan vest in equal installments over a five year period. Stock options were granted at a weighted average exercise price of $11.67, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was valued using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6.5 years, risk-free rate of return of 2.92%, volatility of 24.85%, and a dividend yield of 1.03%. Compensation expense recognized for the stock options for the three and six months ended December 31, 2022 was $186 thousand and $387 thousand, respectively. The expected future compensation expense related to the non-vested stock options outstanding at December 31, 2022 is $3.4 million over a weighted average period of 4.37 years.

The following is a summary of the Company's stock option activity during the six months ended December 31, 2022:

	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2022	1,232,400	$11.67
Granted	—	—
Exercised	—	—
Forfeited	(34,760)	11.82
Expired	—	—
Ending balance December 31, 2022	1,197,640	$11.66

The weighted average remaining contractual term was approximately 9.38 years and 9.88 years as of December 31, 2022 and June 30, 2022, respectively.  The aggregate intrinsic value was $545 thousand and $80 thousand for outstanding options as of December 31, 2022 and June 30, 2022, respectively.

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

A summary of the Company's loan commitments is as follows as of December 31, 2022 and June 30, 2022:

	December 31,	June 30,
(Dollars in thousands)	2022	2022
Commitments to extend credit	$6,681	$16,894
Unfunded commitments under lines of credit	68,917	71,999
Standby letters of credit	30	30

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

As of December 31, 2022 and June 30, 2022, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

			CBLR Framework
As of December 31, 2022	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$160,448	18.26%	$79,077	9.00%

			CBLR Framework
As of June 30, 2022	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$157,519	18.28%	$77,547	9.00%

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of December 31, 2022 and June 30, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$110,681	$—	$110,681
U.S. agency collateralized mortgage obligations	—	8,662	—	8,662
U.S. government agency securities	—	4,341	—	4,341
Municipal bonds	—	14,381	—	14,381
Corporate bonds	—	33,886	—	33,886
Equity securities	2,039	—	—	2,039
Total Assets	$2,039	$171,951	$—	$173,990

	June 30, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$117,506	$—	$117,506
U.S. agency collateralized mortgage obligations	—	9,709	—	9,709
U.S. government agency securities	—	5,038	—	5,038
Municipal bonds	—	15,642	—	15,642
Corporate bonds	—	34,850	—	34,850
Equity securities	2,258	—	—	2,258
Total Assets	$2,258	$182,745	$—	$185,003

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of December 31, 2022 and June 30, 2022, the Company charged-off the collateral deficiency on impaired loans. As a result, there were no specific reserves on impaired loans as of December 31, 2022 and June 30, 2022.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of December 31, 2022, there were no assets required to be measured and reported at fair value on a non-recurring basis. As of June 30, 2022, assets required to be measured and reported at fair value on a non-recurring basis are summarized as follows:

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

	Fair Value Measurements at December 31, 2022
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$492,163	$448,367	$—	$—	$448,367
Securities held to maturity	103,030	85,504	—	85,504	—

Financial instruments - liabilities:
Certificates of deposit	137,441	133,961	—	—	133,961
Advances from Federal Home Loan Bank	60,000	60,000	—	—	60,000

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2022
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$475,511	$468,485	$—	$—	$468,485
Securities held to maturity	102,135	88,321	—	88,321	—

Financial instruments - liabilities:
Certificates of deposit	131,361	130,974	—	—	130,974
Advances from Federal Home Loan Bank	65,000	65,000	—	—	65,000

Off-balance sheet financial instruments	—	—	—	—	—

Note 15 – Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee include real estate property for branches and office space with terms extending through 2043. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability for each of its operating leases. The operating lease ROU asset was $8.3 million and $6.8 million as of December 31, 2022 and June 30, 2022, respectively, and the operating lease liability was $8.4 million and $6.9 million as of December 31, 2022 and June 30, 2022, respectively. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months of less), or equipment leases (deemed immaterial) on the Consolidated Statements of Financial Condition.

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

During the six months ended December 31, 2022, the Company’s lease agreement for the Levittown branch office location commenced, which reulted in an increase of the ROU asset and lease liability of $1.7 million.

	December 31,
	2022
Weighted average remaining lease term
Operating leases	16.8	years
Weighted average discount rate
Operating leases	2.66%

	June 30,
	2022
Weighted average remaining lease term
Operating leases	17.6	years
Weighted average discount rate
Operating leases	2.01%

The Company recorded $191 thousand and $353 thousand of net lease costs during the three and six months ended December 31, 2022, respectively. The Company recorded $151 thousand and $265 thousand of net lease costs during the three and six months ended December 31, 2021, respectively. Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 were as follows:

December 31,
2022
Operating
(in thousands)	Leases
Twelve months ended December 31,
2023	$750
2024	751
2025	641
2026	544
2027	558
Thereafter	7,381
Total future minimum lease payments	$10,625
Amounts representing interest	(2,186)
Present value of net future minimum lease payments	$8,439

Note 16 – Subsequent Events

On January 10, 2023, the Company exhausted its second stock repurchase program that was approved on June 9, 2022 and began repurchasing shares under its third stock repurchase program that was approved on August 18, 2022.

On January 18, 2023, the Company declared a cash dividend of $0.03 per share, payable on February 9, 2023, to common shareholders of record at the close of business on January 30, 2023.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. We also have approximately $4.3 million as of December 31, 2022 in non-performing assets consisting of non-performing loans. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties and uncertainties and the COVID-19 pandemic, the ultimate amount of loss could vary from that estimate.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are expected to be effective for us on July 1, 2023. The Company is actively working on preliminary test calculations and data validation, as well as process and procedural documentation.  As of September 30, 2022 and December 31, 2022, the Company began performing a parallel run of the new expected lifetime loss model with its current incurred loss model and is currently evaluating the results and assumptions of its new model to estimate lifetime credit losses.  The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of July 1, 2023, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at December 31, 2022. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three and six months ended December 31, 2022, management considered the then current economic environment caused by the COVID-19 pandemic in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three and six months ended December 31, 2022.

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

As of December 31, 2022, we had net deferred tax assets totaling $9.3 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at December 31, 2022 and June 30, 2022

Summary.  Total assets decreased $9.1 million, or 1.0%, to $870.9 million at December 31, 2022, from $880.0 million at June 30, 2022, primarily due to $8.6 million of cash used to repurchase shares, a $7.0 million increase in the unrealized loss on available for sale securities net of deferred taxes, and a $5.0 million decrease in advances from the FHLB of Pittsburgh, partially offset by an $8.8 million increase in deposits.

Cash and cash equivalents decreased $17.1 million, or 47.1%, to $19.1 million at December 31, 2022, from $36.2 million at June 30, 2022.  The decrease in cash and cash equivalents was primarily driven by a $16.7 million increase in net loans, the repurchase of 739,359 shares at a total cost of $8.6 million, and a $5.0 million decrease in advances from the FHLB of Pittsburgh, partially offset by an $8.8 million increase in deposits.

Investments.  Total investments decreased $10.1 million, or 3.5%, to $277.0 million at December 31, 2022, from $287.1 million at June 30, 2022.  The decrease in investments was primarily due to a $9.0 million increase in the gross unrealized loss on available for sale securities.  The increase in the gross unrealized loss on available for sale securities is due to current interest rate levels relative to the Company’s cost and not credit quality.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans.  Net loans increased $16.7 million, or 3.5%, to $492.2 million at December 31, 2022, from $475.5 million at June 30, 2022.  During the six months ended December 31, 2022, the Company originated $44.3 million of new loans, including $36.5 million of commercial loans. The Company maintains conservative lending practices and is focused on lending to borrowers with high credit quality within its market footprint.

Deposits.  Deposits increased $8.8 million, or 1.5%, to $615.4 million at December 31, 2022, from $606.6 million at June 30, 2022.  The increase in deposits was primarily due to a $17.2 million increase in money market accounts and a $6.1 million increase in time deposit accounts, partially offset by an $8.5 million decrease in non-interest bearing checking accounts and a $7.8 million decrease in savings accounts.  The interest rate environment has created a highly competitive market for deposits.

Borrowings.  Borrowings decreased $5.0 million, or 7.7%, to $60.0 million at December 31, 2022, from $65.0 million at June 30, 2022.

Stockholders’ Equity.  Stockholders’ equity decreased $13.1 million, or 6.8%, to $179.2 million at December 31, 2022, from $192.3 million at June 30, 2022.  The decrease in stockholders’ equity was primarily due to the payment of a $0.03 per share quarterly cash dividend in August 2022 totaling $419 thousand and in November 2022 totaling $405 thousand and a $7.0 million increase in the accumulated other comprehensive loss component of the unrealized loss on available for sale securities, as well as the repurchase of 739,359 shares at a total cost of $8.6 million, or $11.58 per share, during the six months ended December 31, 2022 under the Company’s previously announced stock repurchase programs.  These decreases to stockholders’ equity were partially offset by $2.1 million of net income during the six months ended December 31, 2022.

Book value per share measured $12.67 as of December 31, 2022, compared to $12.91 as of June 30, 2022, and tangible book value per share measured $12.29 as of December 31, 2022, compared to $12.54 as of June 30, 2022.  Tangible book value per share is a non-GAAP financial measure that excludes goodwill and other intangible assets. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of tangible book value per share to book value per share.

As previously announced, the Company’s Board of Directors had authorized three stock repurchase programs to acquire up to 2,269,358 shares of the Company’s outstanding shares. As of December 31, 2022, the Company had repurchased a total of 1,506,295 shares under these repurchase programs at a total cost of $17.6 million, or $11.71 per share.

Results of Operations for the Three Months Ended December 31, 2022 and 2021

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended December 31,
			Change Fiscal 2022/2021
(Dollars in thousands)	2022	2021	$	%
Net interest income	$6,036	$5,530	$506	9.15%
Provision for loan losses	—	—	—	—
Non-interest income	902	664	238	35.84
Non-interest expenses	5,660	4,839	821	16.97
Income tax expense	217	180	37	20.56
Net income	$1,061	$1,175	$(114)	(9.70)

Return on average assets (annualized)	0.49%	0.57%
Core return on average assets(1) (non-GAAP) (annualized)	0.37	0.53
Return on average equity (annualized)	2.38	2.21
Core return on average equity(1) (non-GAAP) (annualized)	1.77	2.06
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded net income of $1.1 million, or $0.08 per basic and diluted share, for the three months ended December 31, 2022, compared to net income of $1.2 million, or $0.08 per basic and diluted share, for the three months ended December 30, 2021.  The Company recorded core net income of $788 thousand, or $0.06 per basic and diluted share, for the three months ended December 31, 2022, compared to core net income of $1.1 million, or $0.08 per basic and diluted share, for the three months ended December 30, 2021.  Core net income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net income to net income.

Net Interest Income

For the three months ended December 31, 2022, net interest income was $6.0 million, an increase of $506 thousand, or 9.2%, from the three months ended December 31, 2021.  The increase in net interest income was primarily due to an increase in interest income on investments and loans, partially offset by an increase in interest expense on borrowings and deposits. The net interest margin measured 3.10% for the three months ended December 31, 2022, compared to 3.00% for the three months ended December 31, 2021.  The increase in the net interest margin during the three months ended December 31, 2022, compared to the same period in 2021 was primarily due to an improvement in asset mix during the twelve months ended December 31, 2022, including a $41.5 million decrease in cash and cash equivalents, a $35.5 million increase in investment securities and an $35.4 million increase in net loans.

Provision for Loan Losses

We did not record a provision for loan losses during the three months ended December 31, 2022 due to improved asset quality metrics and continued low levels of net charge-offs and non-performing assets.  We did not record a provision for loan losses during the three months ended December 30, 2021 due to continued stable asset quality metrics, including low levels of net charge-offs and non-performing assets.  Our allowance for loan losses totaled $3.3 million, or 0.67% of total loans, and 0.86% of total loans, excluding acquired loans, as of December 31, 2022, compared to $3.4 million, or 0.71% of total loans, and 0.94% of total loans, excluding acquired loans, as of June 30, 2022. Total loans, excluding acquired loans, is a non-GAAP financial measure that excludes loans acquired in a business combination.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans. Based on a review of the loans that were in the loan portfolio at December 31, 2022, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2022	2021
Service fees	$209	$243
Earnings on bank-owned life insurance	274	278
Net gain on disposition of premises and equipment	300	—
Unrealized gain on equity securities	54	35
Other	65	108
Total	$902	$664

For the three months ended December 31, 2022, non-interest income totaled $902 thousand, an increase of $238 thousand, or 35.8%, from the three months ended December 31, 2021.  The increase was primarily due to a $300 thousand net gain on the sale of premises and equipment associated with the sale of two properties with a total carrying value of $1.5 million that were transferred to the held for sale classification during the three months ended June 30, 2022.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2022	2021
Salaries and employee benefits	$3,222	$2,796
Occupancy and equipment	907	726
Data processing	472	419
Professional fees	258	241
Amortization of intangible assets	49	56
Other	752	601
Total	$5,660	$4,839

For the three months ended December 31, 2022, non-interest expense totaled $5.7 million, an increase of $821 thousand, or 17.0%, from the three months ended December 31, 2021.  The increase in non-interest expense was primarily due to a $426 thousand increase in salaries and employee benefits due to annual merit increases and a $351 thousand increase in employee stock-based compensation expense associated with the Company’s 2022 Equity Incentive Plan.  The increase in non-interest expense can also be attributed to a $181 thousand increase in occupancy and equipment expense associated with new branch locations in Doylestown, Pennsylvania and Hamilton Township, New Jersey that were opened during the three months ended December 31, 2021.  In addition, the increase in non-interest expense can be attributed to a $104 thousand increase in director stock-based compensation expense associated with the Company’s 2022 Equity Incentive Plan. During the three months ended September 30, 2022, the Company made a strategic decision to close the Bank’s branch office located in Collingswood, New Jersey and to consolidate the deposits from this branch office into the Bank’s Audubon, New Jersey branch office after assessing the branch’s profitability and its close geographic proximity to the Audubon, New Jersey branch location.  The branch office located in Collingswood, New Jersey was closed effective December 31, 2022.

Income Taxes

For the three months ended December 31, 2022, the Company recorded a provision for income taxes of $217 thousand, reflecting an effective tax rate of 17.0%, compared to a provision for income taxes of $180 thousand, reflecting an effective tax rate of 13.3%, for the same period in 2021.  The increase in the provision for income taxes and the effective tax rate during the three months ended December 31, 2022, compared to the same period in 2021, can primarily be attributed to a $53 thousand income tax benefit recorded during the three months ended December 31, 2021 related to refunds received associated with the carryback of net operating losses under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

Results of Operations for the Six Months Ended December 31, 2022 and 2021

Summary

The following table sets forth the income summary for the periods indicated:

	Six Months Ended December 31,
			Change 2022/2021
(Dollars in thousands)	2022	2021	$	%
Net interest income	$12,277	$10,792	$1,485	13.76%
Provision (recovery) for loan losses	—	(30)	30	100.00
Non-interest income	1,184	1,369	(185)	(13.51)
Non-interest expenses	11,223	9,706	1,517	15.63
Income tax expense	150	150	—	—
Net income	$2,088	$2,335	$(247)	(10.58)

Return on average assets (annualized)	0.48%	0.57%
Core return on average assets(1) (non-GAAP) (annualized)	0.42	0.47
Return on average equity (annualized)	2.24	2.17
Core return on average equity(1) (non-GAAP) (annualized)	1.95	1.80
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded net income of $2.1 million, or $0.16 per basic and diluted share, for the six months ended December 31, 2022, compared to net income of $2.3 million, or $0.16 per basic and diluted share, for the six months ended December 30, 2021.  The Company recorded core net income of $1.8 million, or $0.14 per basic and diluted share, for the six months ended December 31, 2022, compared to core net income of $1.9 million, or $0.14 per basic diluted share, for the six months ended December 30, 2021.  Core net income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net income to net income.

Net Interest Income

For the six months ended December 31, 2022, net interest income was $12.3 million, an increase of $1.5 million, or 13.8%, from the six months ended December 31, 2021.  The increase in net interest income was primarily due to an increase in interest income on investments and loans, partially offset by an increase in interest expense on borrowings and deposits. The net interest margin measured 3.14% for the six months ended December 31, 2022, compared to 2.90% for the six months ended December 31, 2021.  The increase in the net interest margin during the six months ended December 31, 2022, compared to the same period in 2021 was primarily due to the previously mentioned improvement in asset mix during the twelve months ended December 31, 2022.

Provision for Loan Losses

We did not record a provision for loan losses during the six months ended December 31, 2022 due to improved asset quality metrics and continued low levels of net charge-offs and non-performing assets.  The provision for loan losses was a $30 thousand net recovery during the six months ended December 31, 2021.  The credit to the provision for the six months ended December 31, 2021 was primarily due to continued stable asset quality metrics, including continued low levels of net charge-offs and non-performing assets. Our allowance for loan losses totaled $3.3 million, or 0.67% of total loans, and 0.86% of total loans, excluding acquired loans, as of December 31, 2022, compared to $3.4 million, or 0.71% of total loans, and 0.94% of total loans, excluding acquired loans, as of June 30, 2022. Total loans, excluding acquired loans, is non-GAAP financial measure that excludes loans acquired in a business combination.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans. Based on a review of the loans that were in the loan portfolio at December 31, 2022, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Six Months Ended December 31,
(Dollars in thousands)	2022	2021
Service fees	$420	$456
Net gain on sale of securities	—	62
Earnings on bank-owned life insurance	547	516
Net gain on disposition of premises and equipment	299	—
Unrealized (loss) gain on equity securities	(219)	140
Other	137	195
Total	$1,184	$1,369

For the six months ended December 31, 2022, non-interest income totaled $1.2 million, a decrease of $185 thousand, or 13.5%, from the six months ended December 31, 2021.  The decrease was primarily due to a $359 thousand increase in the unrealized loss on equity securities and a $62 thousand net gain on the sale of securities recorded during the six months ended December 31, 2021, partially offset by the previously discussed $300 thousand net gain on the sale of premises and equipment recorded during the three months ended December 31, 2022.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Six Months Ended December 31,
(Dollars in thousands)	2022	2021
Salaries and employee benefits	$6,463	$5,508
Occupancy and equipment	1,695	1,401
Data processing	903	840
Professional fees	521	489
Amortization of intangible assets	97	113
Prepayment penalties	—	64
Other	1,544	1,291
Total	$11,223	$9,706

For the six months ended December 31, 2022, non-interest expense totaled $11.2 million, an increase of $1.5 million, or 15.6%, from the six months ended December 31, 2021.  The increase in non-interest expense was primarily due to a $955 thousand increase in salaries and employee benefits due to annual merit increases and a $702 thousand increase in employee stock-based compensation expense associated with the Company’s 2022 Equity Incentive Plan.  The increase in non-interest expense can also be attributed to a $294 thousand increase in occupancy and equipment expense associated with new branch locations in Doylestown, Pennsylvania and Hamilton Township, New Jersey that were opened during the three months ended December 31, 2021.  In addition, the increase in non-interest expense can be attributed to a $244 thousand increase in director stock-based compensation expense associated with the Company’s 2022 Equity Incentive Plan.

Income Taxes

For the six months ended December 31, 2022, the Company recorded a provision for income taxes of $150 thousand, reflecting an effective tax rate of 6.7%, compared to a provision for income taxes of $150 thousand, reflecting an effective tax rate of 6.0%, for the same period in 2021.  The provision for income taxes and the effective tax rate for the six months ended December 31, 2022 and 2021 were impacted by a $211 thousand and a $288 thousand income tax benefit related to refunds received associated with the carryback of net operating losses under the CARES Act during the six months ended December 31, 2022 and 2021, respectively.

Asset Quality

During the six months ended December 31, 2022, nonperforming assets decreased 34.6% to $4.3 million from $6.5 million as of June 30, 2022. During the six months ended December 31, 2022, we received payments from borrowers for full satisfaction of three non-performing loans with a total carrying value of $2.6 million.  The payoff of these non-performing loans contributed to a significant reduction in our non-performing assets and the Company’s ratio of non-performing assets to total assets decreased to 0.49% as of December 31, 2022 from 0.74% as of June 30, 2022.

Total nonperforming loans consisted of 30 loans to 28 unrelated borrowers at December 31, 2022, as compared to 37 loans to 36 unrelated borrowers at June 30, 2022.  Interest income related to non-performing loans would have been approximately $111 thousand during the six months ended December 31, 2022 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no new TDRs during the six months ended December 31, 2022.

Impaired loans at December 31, 2022 included $575 thousand of performing loans whose terms have been modified in TDRs, compared to $593 thousand at June 30, 2022. The amount of TDR loans included in impaired loans decreased as a result principal payments and pay-offs. These restructured loans are being monitored by management and are performing in accordance with their restructured terms. At December 31, 2022, none of our thirty substandard loans with an aggregate balance of $4.3 million were considered TDRs.

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

	Three Months Ended December 31,
	2022			2021
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$484,700	$5,666	4.68%	$457,567	$5,109	4.47%
Investment securities(2)	276,741	1,707	2.47	209,553	1,033	1.97
Other interest-earning assets	17,508	187	4.27	69,601	40	0.23
Total interest-earning assets	778,949	7,560	3.88	736,721	6,182	3.36
Non-interest-earning assets	84,421			84,395
Total assets	$863,370			$821,116
Interest-bearing liabilities:
Interest-bearing checking accounts	$133,690	97	0.29%	$106,365	14	0.05%
Money market deposit accounts	179,357	544	1.21	159,356	119	0.30
Savings and club accounts	99,553	21	0.08	102,560	17	0.07
Certificates of deposit	136,352	312	0.92	147,193	271	0.74
Total interest-bearing deposits	548,952	974	0.71	515,474	421	0.33
FHLB advances and other borrowings	55,950	550	3.93	34,008	231	2.72
Total interest-bearing liabilities	604,902	1,524	1.01	549,482	652	0.47
Non-interest-bearing liabilities:
Non-interest-bearing deposits	63,282			53,635
Other non-interest-bearing liabilities	16,640			4,999
Total liabilities	684,824			608,116
Total stockholders' equity	178,546			213,000
Total liabilities and equity	$863,370			$821,116
Net interest income		$6,036			$5,530
Interest rate spread(3)		2.87%			2.89%
Net interest-earning assets(4)	$174,047			$187,239
Net interest margin(5)		3.10%			3.00%
Ratio of interest-earning assets to interest-bearing liabilities	128.77%			134.08%

(1) Includes nonaccrual loan balances and interest recognized on such loans.
(2) Includes securities available for sale, securities held to maturity, and equity securities.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended December 31,
	2022			2021
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$481,048	$10,963	4.56%	$458,296	$10,323	4.50%
Investment securities(2)	282,218	3,364	2.38	170,668	1,697	1.99
Other interest-earning assets	17,622	316	3.59	114,989	146	0.25
Total interest-earning assets	780,888	14,643	3.75	743,953	12,166	3.27
Non-interest-earning assets	83,172			73,467
Total assets	$864,060			$817,420
Interest-bearing liabilities:
Interest-bearing checking accounts	$131,975	163	0.25%	$105,084	33	0.06%
Money market deposit accounts	176,153	760	0.86	152,194	240	0.32
Savings and club accounts	102,001	41	0.08	101,865	43	0.08
Certificates of deposit	132,967	519	0.78	151,490	589	0.78
Total interest-bearing deposits	543,096	1,483	0.55	510,633	905	0.35
FHLB advances and other borrowings	55,337	883	3.19	34,732	469	2.70
Total interest-bearing liabilities	598,433	2,366	0.79	545,365	1,374	0.50
Non-interest-bearing liabilities:
Non-interest-bearing deposits	64,216			52,152
Other non-interest-bearing liabilities	14,926			4,766
Total liabilities	677,575			602,283
Total stockholders' equity	186,485			215,137
Total liabilities and equity	$864,060			$817,420
Net interest income		$12,277			$10,792
Interest rate spread(3)		2.96%			2.77%
Net interest-earning assets(4)	$182,455			$198,588
Net interest margin(5)		3.14%			2.90%
Ratio of interest-earning assets to interest-bearing liabilities	130.49%			136.41%

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

	Three Months Ended 12/31/2022			Six Months Ended 12/31/2022
	Compared to			Compared to
	Three Months Ended 12/31/2021			Six Months Ended 12/31/2021
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$254	$303	$557	$202	$438	$640
Investment securities	343	331	674	456	1,211	1,667
Other interest-earning assets	(224)	371	147	(454)	624	170
Total interest-earning assets	373	1,005	1,378	204	2,273	2,477
Interest expense:
Interest-bearing checking accounts	25	58	83	25	105	130
Money market deposit accounts	106	319	425	114	406	520
Savings and club accounts	(3)	7	4	—	(2)	(2)
Certificates of deposit	(113)	154	41	(77)	7	(70)
Total interest-bearing deposits	15	538	553	62	516	578
FHLB advances and other borrowings	170	149	319	105	309	414
Total interest-bearing liabilities	185	687	872	167	825	992
Net change in net interest income	$188	$318	$506	$37	$1,448	$1,485

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

(Dollars in thousands, except share and per share data)
	As of December 31,	As of June 30,
Calculation of Tangible Book Value per Share:	2022	2022
Total stockholders' equity	$179,230	$192,326
Less: goodwill and other intangible assets	5,473	5,570
Total tangible equity (non-GAAP)	173,757	186,756

Total common shares outstanding	14,143,327	14,896,590

Book value per share (GAAP)	$12.67	$12.91
Tangible book value per share (non-GAAP)	$12.29	$12.54

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

(Dollars in thousands)
	As of December 31,	As of June 30,
Calculation of Allowance for Loan Losses to Total Loans, Excluding Acquired Loans:	2022	2022
Gross loans receivable	$496,198	$479,669
Less: Loans acquired in a business combination	108,697	118,111
Gross loans receivable, excluding acquired loans (non-GAAP)	387,501	361,558

Allowance for loan losses	$3,334	$3,409

Allowance for loan losses to total loans (GAAP)	0.67%	0.71%
Allowance for loan losses to total loans, excluding acquired loans (non-GAAP)	0.86%	0.94%

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

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Calculation of core net income:
Net income (GAAP)	$1,061	$1,175	$2,088	$2,335
Less pre-tax adjustments:
Net gain on sale of securities	-	-	-	(62)
Net (gain) loss on disposition of premises and equipment	(300)	-	(299)	-
Unrealized (gain) loss on equity securities	(54)	(35)	219	(140)
Prepayment penalties	-	-	-	64
Tax impact of pre-tax adjustments	81	8	18	31
Income tax benefit adjustment	-	(53)	(211)	(288)
Core net income (non-GAAP)	$788	$1,095	$1,815	$1,940

Calculation of core earnings per share:
Earnings per share (GAAP)	$0.08	$0.08	$0.16	$0.16
Less pre-tax adjustments:
Net gain on sale of securities	-	-	-	-
Net (gain) loss on disposition of premises and equipment	(0.02)	-	(0.02)	-
Unrealized (gain) loss on equity securities	(0.01)	-	0.02	(0.01)
Prepayment penalties	-	-	-	0.01
Tax impact of pre-tax adjustments	0.01	-	-	-
Income tax benefit adjustment	-	-	(0.02)	(0.02)
Core earnings per share (non-GAAP)	$0.06	$0.08	$0.14	$0.14

Calculation of core return on average assets:
Return on average assets (GAAP)	0.49%	0.57%	0.48%	0.57%
Less pre-tax adjustments:
Net gain on sale of securities	-	-	-	(0.03)
Net (gain) loss on disposition of premises and equipment	(0.13)	-	(0.06)	-
Unrealized (gain) loss on equity securities	(0.03)	(0.01)	0.05	(0.03)
Prepayment penalties	-	-	-	0.02
Tax impact of pre-tax adjustments	0.04	-	-	0.01
Income tax benefit adjustment	-	(0.03)	(0.05)	(0.07)
Core return on average assets (non-GAAP)	0.37%	0.53%	0.42%	0.47%

Average assets	$863,370	$821,116	$864,060	$817,420

Calculation of core return on average equity:
Return on average equity (GAAP)	2.38%	2.21%	2.24%	2.17%
Less pre-tax adjustments:
Net gain on sale of securities	-	-	-	(0.06)
Net (gain) loss on disposition of premises and equipment	(0.67)	-	(0.32)	-
Unrealized (gain) loss on equity securities	(0.12)	(0.07)	0.23	(0.13)
Prepayment penalties	-	-	-	0.06
Tax impact of pre-tax adjustments	0.18	0.02	0.02	0.03
Income tax benefit adjustment	-	(0.10)	(0.22)	(0.27)
Core return on average equity (non-GAAP)	1.77%	2.06%	1.95%	1.80%

Average equity	$178,546	$213,000	$186,485	$215,137

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 40.6% as of December 31, 2022 compared to 44.1% as of June 30, 2022. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and advances from the FHLB of Pittsburgh. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances and with the Federal Reserve Bank to provide an overnight line of credit. As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. We had an available borrowing limit of $294.5 million with the FHLB of Pittsburgh at December 31, 2022. There were $60.0 million of FHLB of Pittsburgh advances outstanding at December 31, 2022.

At December 31, 2022, we had outstanding commitments to originate loans of $6.7 million, unfunded commitments under lines of credit of $68.9 million and $30 thousand of standby letters of credit. At December 31, 2022, certificates of deposit scheduled to mature in less than one year totaled $95.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at December 31, 2022 indicates a level of risk within the parameters of our model. Our management believes that the December 31, 2022 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2022. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of December 31, 2022, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(5.08)%	$192,938	(8.53)%
+100	(2.49)	201,537	(4.45)
0	—	210,919	—
-100	1.88	220,579	4.58
-200	2.99	229,972	9.03

As of December 31, 2022, based on the scenarios above, net interest income would decrease by approximately 2.49% to 5.08%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would increase by approximately 1.88% to 2.99% in a declining interest rate environment.

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

Overall, our December 31, 2022 analysis indicates that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

During the quarter ended December 31, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission on September 8, 2022 (the “Form 10-K”).  As of December 31, 2022, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

On August 18, 2022, the Company issued a press release announcing that the Company's Board of Directors has authorized a third stock repurchase program to acquire up to 739,385 shares, or approximately 5.0%, of the Company's currently issued and outstanding common stock, commencing upon the completion of the Company's second stock repurchase program. As of December 31, 2022, there were 763,063 shares remaining to be repurchased under the Company’s second and third repurchase programs.

Each of the Company’s stock repurchase programs was adopted following the Company's consultation with the Federal Reserve Board.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
October 1 - 31, 2022	149,408	$11.43	149,408	955,662
November 1 - 30, 2022	77,752	11.43	77,752	877,910
December 1 - 31, 2022	114,847	11.92	114,847	763,063
Total	342,007	$11.60	342,007

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

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: February 2, 2023	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2023	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)