Form 10-Q
period 2023-03-31
William Penn Bancorporation
filed 2023-05-04
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares outstanding of the issuer’s common stock, as of May 4, 2023: 12,813,797 shares.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of March 31, 2023 and June 30, 2022 (unaudited)

	March 31,	June 30,
	2023	2022

ASSETS
Cash and due from banks	$4,848	$8,117
Interest bearing deposits with other banks	6,314	28,053
Federal funds sold	8,715	—
Total cash and cash equivalents	19,877	36,170
Interest-bearing time deposits	600	600
Securities available for sale	171,611	182,745
Securities held to maturity, fair value of $84,796 and $88,321, as of March 31, 2023 and June 30, 2022, respectively	101,410	102,135
Equity securities	1,604	2,258
Loans receivable, net of allowance for loan losses of $3,337 and $3,409 as of March 31, 2023 and June 30, 2022, respectively	484,858	475,511
Premises and equipment, net	10,946	11,696
Regulatory stock, at cost	2,669	3,807
Deferred income taxes	8,930	7,459
Bank-owned life insurance	40,292	39,170
Goodwill	4,858	4,858
Intangible assets	566	712
Operating lease right-of-use assets	9,116	6,843
Accrued interest receivable and other assets	5,035	5,988
TOTAL ASSETS	$862,372	$879,952

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$632,675	$606,617
Advances from Federal Home Loan Bank	38,000	65,000
Advances from borrowers for taxes and insurance	2,990	3,356
Operating lease liabilities	9,270	6,949
Accrued interest payable and other liabilities	5,391	5,704
TOTAL LIABILITIES	688,326	687,626
Commitments and contingencies (note 12)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 13,525,821 shares issued and outstanding at March 31, 2023 and 14,896,590 shares issued and outstanding at June 30, 2022	135	149
Additional paid-in capital	145,240	159,546
Unearned common stock held by employee stock ownership plan	(9,295)	(9,599)
Retained earnings	58,637	57,587
Accumulated other comprehensive loss	(20,671)	(15,357)
TOTAL WILLIAM PENN BANCORPORATION STOCKHOLDERS' EQUITY	174,046	192,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$862,372	$879,952

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

INTEREST INCOME
Loans receivable, including fees	$5,725	$5,212	$16,688	$15,535
Securities	1,714	1,329	5,078	3,026
Other	169	43	485	189
Total interest income	7,608	6,584	22,251	18,750
INTEREST EXPENSE
Deposits	1,623	424	3,106	1,329
Borrowings	452	180	1,335	649
Total interest expense	2,075	604	4,441	1,978

Net interest income	5,533	5,980	17,810	16,772

Provision (recovery) for loan losses	—	10	—	(20)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	5,533	5,970	17,810	16,792
OTHER INCOME
Service fees	197	196	617	652
Net gain on sale of securities	—	—	—	62
Earnings on bank-owned life insurance	276	259	823	775
Unrealized loss on equity securities	(435)	(236)	(654)	(96)
Net gain on disposition of premises and equipment	97	15	396	15
Other	39	81	176	276
Total other income	174	315	1,358	1,684
OTHER EXPENSES
Salaries and employee benefits	3,217	2,932	9,680	8,440
Occupancy and equipment	810	836	2,505	2,237
Data processing	480	451	1,383	1,291
Professional fees	208	289	729	778
Amortization of intangible assets	49	56	146	169
Gain on lease abandonment	—	(117)	—	(117)
Prepayment penalties	—	209	—	273
Other	805	645	2,349	1,936
Total other expense	5,569	5,301	16,792	15,007

Income before income taxes	138	984	2,376	3,469

Income tax (benefit) expense	(45)	160	105	310
NET INCOME	$183	$824	$2,271	$3,159

Basic and diluted earnings per share	$0.01	$0.06	$0.17	$0.22

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

For the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Net income	$183	$824	$2,271	$3,159

Other comprehensive income (loss):
Changes in net unrealized gain (loss) on securities available for sale	2,127	(10,408)	(6,901)	(11,693)
Tax effect	(489)	2,332	1,587	2,620
Reclassification adjustment for gain recognized in net income	—	—	—	(62)
Tax effect	—	—	—	14
Other comprehensive income (loss), net of tax	1,638	(8,076)	(5,314)	(9,121)
Comprehensive income (loss)	$1,821	$(7,252)	$(3,043)	$(5,962)

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2022	14,896,590	$149	$159,546	$(9,599)	$57,587	$(15,357)	$192,326
Net income	—	—	—	—	1,027	—	1,027
Other comprehensive loss	—	—	—	—	—	(7,750)	(7,750)
Restricted stock expense	—	—	289	—	—	—	289
Stock option expense	—	—	201	—	—	—	201
Stock purchased and retired	(397,352)	(4)	(4,578)	—	—	—	(4,582)
ESOP shares committed to be released	—	—	—	102	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(419)	—	(419)
Balance, September 30, 2022	14,499,238	$145	$155,458	$(9,497)	$58,195	$(23,107)	$181,194
Net income	—	—	—	—	1,061	—	1,061
Other comprehensive income	—	—	—	—	—	798	798
Restricted stock expense	—	—	269	—	—	—	269
Stock option expense	—	—	186	—	—	—	186
Shares forfeited under the William Penn Bancorporation 2022 Equity Incentive Plan	(13,904)	—	—	—	—	—	—
Stock purchased and retired	(342,007)	(4)	(3,973)	—	—	—	(3,977)
ESOP shares committed to be released	—	—	2	102	—	—	104
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(405)	—	(405)
Balance, December 31, 2022	14,143,327	$141	$151,942	$(9,395)	$58,851	$(22,309)	$179,230
Net income	—	—	—	—	183	—	183
Restricted stock expense	—	—	275	—	—	—	275
Stock option expense	—	—	191	—	—	—	191
Other comprehensive income	—	—	—	—	—	1,638	1,638
Stock purchased and retired	(617,506)	(6)	(7,170)	—	—	—	(7,176)
ESOP shares committed to be released	—	—	2	100	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(397)	—	(397)
Balance, March 31, 2023	13,525,821	$135	$145,240	$(9,295)	$58,637	$(20,671)	$174,046

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2021	15,170,566	$152	$168,349	$(10,004)	$58,493	$(64)	$216,926
Net income	—	—	—	—	1,160	—	1,160
Other comprehensive loss	—	—	—	—	—	(598)	(598)
ESOP shares committed to be released	—	—	5	103	—	—	108
Special cash dividend paid ($0.30 per share)	—	—	—	—	(4,551)	—	(4,551)
Balance, September 30, 2021	15,170,566	$152	$168,354	$(9,901)	$55,102	$(662)	$213,045
Net income	—	—	—	—	1,175	—	1,175
Other comprehensive loss	—	—	—	—	—	(447)	(447)
ESOP shares committed to be released	—	—	6	101	—	—	107
Balance, December 31, 2021	15,170,566	$152	$168,360	$(9,800)	$56,277	$(1,109)	$213,880
Net income	—	—	—	—	824	—	824
Other comprehensive loss	—	—	—	—	—	(8,076)	(8,076)
Stock purchased and retired	(22,800)	(1)	(292)	—	—	—	(293)
ESOP shares committed to be released	—	—	10	100	—	—	110
Regular cash dividend paid ($0.03 per share), net of dividends on unallocated ESOP shares	—	—	—	—	(165)	—	(165)
Balance, March 31, 2022	15,147,766	$151	$168,078	$(9,700)	$56,936	$(9,185)	$206,280

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Nine Months Ended March 31, 2023 and 2022 (unaudited)

	Nine Months Ended
	March 31,
	2023	2022

Cash flows from operating activities
Net income	$2,271	$3,159
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	—	(20)
Depreciation expense	815	722
Other accretion, net	(300)	(810)
Deferred income taxes	(267)	210
Gain on lease abandonment	—	(117)
Net gain on disposition of premises and equipment	(396)	(15)
Amortization of core deposit intangibles	146	169
Amortization of ESOP	308	325
Net gain on sale of securities	—	(62)
Unrealized loss on equity securities	654	96
Earnings on bank-owned life insurance	(823)	(775)
Stock based compensation expense	1,411	—
Other, net	(535)	683
Net cash provided by operating activities	3,284	3,565
Cash flows from investing activities
Securities available for sale:
Purchases	(4,778)	(68,068)
Maturities, calls and principal paydowns	8,675	9,635
Proceeds from sale of securities	—	5,008
Securities held to maturity:
Purchases	(5,023)	(106,967)
Maturities, calls and principal paydowns	5,756	2,723
Equity securities:
Purchases	—	(2,500)
Net (increase) decrease in loans receivable	(8,898)	4,971
Interest bearing time deposits:
Maturities and principal paydowns	—	750
Purchase of bank-owned life insurance	(299)	(2,000)
Regulatory stock purchases	(3,147)	(1)
Regulatory stock redemptions	4,285	992
Purchases of premises and equipment, net	(333)	(649)
Proceeds from the sale of premises and equipment	2,270	20
Net cash used in investing activities	(1,492)	(156,086)
Cash flows from financing activities
Net increase in deposits	26,237	68,622
Net repayment of borrowed funds	(27,000)	(21,000)
Repurchase of common stock	(15,735)	(293)
Decrease in advances from borrowers for taxes and insurance	(366)	(568)
Cash dividends	(1,221)	(4,716)
Net cash (used in) provided by financing activities	(18,085)	42,045
Net decrease in cash and cash equivalents	(16,293)	(110,476)
Cash and cash equivalents - beginning	36,170	168,722
Cash and cash equivalents - ending	$19,877	$58,246
Supplementary cash flows information
Interest paid	$4,665	$2,359
Income tax payments (refunds)	258	(666)
Transfers from loans to other real estate owned	141	—
Operating lease right-of-use asset recorded	2,701	5,202
Operating lease liabilities recorded	2,701	5,202
Unsettled purchases of securities available for sale	—	4,972
Premises transferred to held for sale	268	—

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At March 31, 2023, WPSLA held $264.8 million of the Bank’s $274.6 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing demand deposits.

Revenue Recognition

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments, along with noninterest revenue resulting from investment security and loan gains (losses) and earnings on bank owned life insurances, are not within the scope of Accounting Standards Codification (“ASC”) 606. The main types of noninterest income within the scope of ASC 606 include service charges on deposit accounts. The Company has contracts with its deposit customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. These fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will use the Weighted Average Remaining Life (WARM) method and rely on the use of qualitative factors to estimate future credit losses.  The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of July 1, 2023 not to exceed $500 thousand of additional loss reserve.

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

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended March 31, 2023 and 2022. Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $183 thousand and $2.3 million for the three and nine months ended March 31, 2023, respectively, and $824 thousand and $3.2 million for the three and nine months ended March 31, 2022, respectively, were used as the numerators. See Note 11 to these consolidated financial statements for further discussion of stock grants.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except share and per share amounts)	2023	2022	2023	2022
Basic and diluted earnings per share:
Net income	$183	$824	$2,271	$3,159

Basic average common shares outstanding	12,643,435	14,318,839	13,024,076	14,310,484
Effect of dilutive securities	74,732	—	45,782	—
Dilutive average shares outstanding	12,718,167	14,318,839	13,069,858	14,310,484
Earnings per share:
Basic	$0.01	$0.06	$0.17	$0.22
Diluted	$0.01	$0.06	$0.17	$0.22

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were 1,197,640 stock options that were anti-dilutive for both the three and nine months ended March 31, 2023.

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of accumulated other comprehensive loss (“AOCI”) for the three and nine months ended March 31, 2023 and 2022.

(Dollars in thousands)
	Unrealized Losses on Securities
	Available for Sale
Accumulated Other Comprehensive Loss (1)	2023	2022
Balance at June 30,	$(15,357)	$(64)
Other comprehensive loss before reclassifications	(7,750)	(550)
Amounts reclassified from accumulated other comprehensive loss	—	(48)
Period change	(7,750)	(598)
Balance at September 30,	$(23,107)	$(662)
Other comprehensive income (loss) before reclassifications	798	(447)
Amounts reclassified from accumulated other comprehensive loss	—	—
Period change	798	(447)
Balance at December 31,	$(22,309)	$(1,109)
Other comprehensive income (loss) before reclassifications	1,638	(8,076)
Amounts reclassified from accumulated other comprehensive loss	—	—
Period change	1,638	(8,076)
Balance at March 31,	$(20,671)	$(9,185)

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 23% and 22% for 2023 and 2022, respectively.

There were no reclassifications out of AOCI during the three months ended March 31, 2023 and 2022. The following table presents reclassifications out of AOCI by component for the nine months ended March 31, 2023 and 2022:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Loss (1)
Details about Accumulated Other Comprehensive	Nine Months Ended March 31,		Affected Line Item in the
Loss Components	2023	2022	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$—	$62	Net gain on sale of securities
Related income tax expense	—	(14)	Income tax (benefit) expense
	$—	$48
(1)	Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of investments in debt securities are as follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$126,698	$96	$(16,231)	$110,563
U.S. agency collateralized mortgage obligations	10,254	—	(1,594)	8,660
U.S. government agency securities	4,203	102	(87)	4,218
Municipal bonds	20,101	—	(4,925)	15,176
Corporate bonds	37,200	—	(4,206)	32,994
Total Available For Sale	$198,456	$198	$(27,043)	$171,611

Held To Maturity:
Mortgage-backed securities	$96,375	$—	$(16,549)	$79,826
U.S. government agency securities	4,975	—	(65)	4,910
Municipal bonds	60	—	—	60
Total Held To Maturity	$101,410	$—	$(16,614)	$84,796

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$130,146	$85	$(12,725)	$117,506
U.S. agency collateralized mortgage obligations	11,001	—	(1,292)	9,709
U.S. government agency securities	5,082	11	(55)	5,038
Municipal bonds	20,160	—	(4,518)	15,642
Corporate bonds	36,300	16	(1,466)	34,850
Total Available For Sale	$202,689	$112	$(20,056)	$182,745

Held To Maturity:
Mortgage-backed securities	$102,135	$—	$(13,814)	$88,321
Total Held To Maturity	$102,135	$—	$(13,814)	$88,321

The Company did not sell any investment securities during the three and nine months ended March 31, 2023.  The Company recognized $62 thousand of gross gains on the sale of $5.0 million of investment securities during the nine months ended March 31, 2022.  The Company did not sell any investment securities during the three months ended March 31, 2022.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	March 31, 2023
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$546	$546
Due after one year through five years	31	30	4,489	4,424
Due after five years through ten years	41,251	36,452	—	—
Due after ten years	157,174	135,129	96,375	79,826
	$198,456	$171,611	$101,410	$84,796

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and June 30, 2022:

	March 31, 2023
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$26,083	$(1,412)	$80,738	$(14,819)	$106,821	$(16,231)
U.S. agency collateralized mortgage obligations	—	—	8,660	(1,594)	8,660	(1,594)
U.S. government agency securities	—	—	1,086	(87)	1,086	(87)
Municipal bonds	—	—	15,176	(4,925)	15,176	(4,925)
Corporate bonds	15,161	(989)	17,833	(3,217)	32,994	(4,206)
	41,244	(2,401)	123,493	(24,642)	164,737	(27,043)
Held To Maturity:
Mortgage-backed securities	—	—	79,826	(16,549)	79,826	(16,549)
U.S. government agency securities	4,910	(65)	—	—	4,910	(65)
	4,910	(65)	79,826	(16,549)	84,736	(16,614)
Total Temporarily Impaired Securities	$46,154	$(2,466)	$203,319	$(41,191)	$249,473	$(43,657)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$93,726	$(10,351)	$13,750	$(2,374)	$107,476	$(12,725)
U.S. agency collateralized mortgage obligations	2,968	(488)	6,741	(804)	9,709	(1,292)
U.S. government agency securities	61	(3)	1,556	(52)	1,617	(55)
Municipal bonds	7,415	(1,979)	8,227	(2,539)	15,642	(4,518)
Corporate bonds	25,584	(1,466)	—	—	25,584	(1,466)
	129,754	(14,287)	30,274	(5,769)	160,028	(20,056)
Held To Maturity:
Mortgage-backed securities	88,321	(13,814)	—	—	88,321	(13,814)
	88,321	(13,814)	—	—	88,321	(13,814)
Total Temporarily Impaired Securities	$218,075	$(28,101)	$30,274	$(5,769)	$248,349	$(33,870)

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

The unrealized loss on securities is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2023 and June 30, 2022. There were 126 investment securities that were temporarily impaired at March 31, 2023 and 115 investment securities that were temporarily impaired at June 30, 2022.

At March 31, 2023 and June 30, 2022, $2.5 million and $2.0 million, respectively, in the carrying value of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $1.6 million as of March 31, 2023 and $2.3 million as of June 30, 2022.  During the three and nine months ended March 31, 2023, the Company recorded $435 thousand and $654 thousand of unrealized losses, respectively, and during the three and nine months ended March 31, 2022, the Company recorded $236 thousand and $96 thousand, respectively, of unrealized losses, which were recorded in Unrealized loss on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans at March 31, 2023 and June 30, 2022 are summarized as follows:

	March 31,		June 30,
	2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$139,106	28.45%	$147,061	30.66%
Home equity and HELOCs	32,567	6.67	32,529	6.78
Construction -residential	10,138	2.07	14,834	3.09
Commercial real estate:
1 - 4 family investor	98,115	20.07	96,850	20.19
Multi-family (five or more)	15,613	3.19	13,069	2.72
Commercial non-residential	164,592	33.67	158,727	33.10
Construction and land	13,898	2.84	4,951	1.03
Commercial	12,692	2.60	9,409	1.96
Consumer loans	2,144	0.44	2,239	0.47
Total Loans	488,865	100.00%	479,669	100.00%

Unearned loan origination fees	(670)		(749)
Allowance for loan losses	(3,337)		(3,409)
Net Loans	$484,858		$475,511

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $12.7 million and $14.4 million at March 31, 2023 and June 30, 2022, respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

Commercial non-residential loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. As of March 31, 2023 and June 30, 2022, the Company had one shared national credit loan commitment for $12.5 million with $3.3 million and $9.2 million outstanding, respectively, that is a purchased participation classified as pass rated and all payments are current and the loan is performing in accordance with its contractual terms.  The Company’s accounting policies for shared national credits, including our charge off and reserve policy, are consistent with the significant accounting policies disclosed in our financial statements for the Company’s total loan portfolio.  Shared national credits are subject to the same underwriting guidelines as loans originated by the Bank and are subject to annual reviews where the risk rating of the loan is evaluated.  Additionally, the Bank obtains quarterly financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan.  The information used in the analysis is provided by the borrower through the agent bank.

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

The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. The Company considers the allowance for loan losses of $3.3 million and $3.4 million adequate to cover loan losses inherent in the loan portfolio at both March 31, 2023 and June 30, 2022, respectively.

The following table presents by portfolio segment, the changes in the allowance for loan losses for the three months ended March 31, 2023 and 2022:

March 31, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$514	$109	$272	$508	$92	$1,409	$249	$123	$58	$3,334
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	3	3
Provision (recovery)	(22)	8	(44)	(22)	(1)	67	31	(15)	(2)	—
Ending Balance	$492	$117	$228	$486	$91	$1,476	$280	$108	$59	$3,337

March 31, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$605	$109	$326	$742	$116	$1,320	$265	$31	$50	$3,564
Charge-offs	(73)	—	—	—	—	—	—	—	(23)	(96)
Recoveries	—	—	—	—	—	—	—	—	1	1
Provision (recovery)	50	19	23	(113)	6	58	(79)	24	22	10
Ending Balance	$582	$128	$349	$629	$122	$1,378	$186	$55	$50	$3,479

The following table presents by portfolio segment, the changes in the allowance for loan losses for the nine months ended March 31, 2023 and 2022:

March 31, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409
Charge-offs	(79)	—	—	—	—	—	—	—	—	(79)
Recoveries	—	—	—	—	—	—	—	—	7	7
Provision (recovery)	65	4	(158)	(41)	(19)	25	114	8	2	—
Ending Balance	$492	$117	$228	$486	$91	$1,476	$280	$108	$59	$3,337

March 31, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613
Charge-offs	(88)	—	—	(55)	—	—	—	—	(23)	(166)
Recoveries	—	8	—	42	—	—	—	—	2	52
Provision (recovery)	(39)	(13)	(138)	(201)	(37)	524	(176)	4	56	(20)
Ending Balance	$582	$128	$349	$629	$122	$1,378	$186	$55	$50	$3,479

During the three and nine months ended March 31, 2023, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment.  Specifically, we experienced significant growth in our commercial construction and land portfolio during the nine months ended March 31, 2023 and a corresponding increase in the provision for loan losses for this portfolio.  The overall decrease in the allowance during the nine months ended March 31, 2023 can be primarily attributed to improved asset quality metrics with continued low levels of net charge-offs and a decrease in non-performing assets.

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

The following tables present the allowance for loan losses and recorded investment by loan portfolio classification as March 31, 2023 and June 30, 2022:

March 31, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	492	117	228	486	91	1,476	280	108	59	3,337
Total allowance	$492	$117	$228	$486	$91	$1,476	$280	$108	$59	$3,337

Loans receivable ending balance:
Individually evaluated for impairment	$1,622	$468	$—	$88	$267	$1,048	$—	$—	$—	$3,493
Collectively evaluated for impairment	79,264	18,554	10,138	85,252	15,096	147,374	13,898	12,149	639	382,364
Acquired non-credit impaired loans (1)	58,145	13,545	—	12,775	250	16,170	—	543	1,505	102,933
Acquired credit impaired loans (2)	75	—	—	—	—	—	—	—	—	75
Total portfolio	$139,106	$32,567	$10,138	$98,115	$15,613	$164,592	$13,898	$12,692	$2,144	$488,865
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

June 30, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	506	113	386	527	110	1,451	166	100	50	3,409
Total allowance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409

Loans receivable ending balance:
Individually evaluated for impairment	$3,336	$275	$—	$173	$291	$1,213	$—	$—	$—	$5,288
Collectively evaluated for impairment	78,478	15,679	14,834	81,834	12,525	138,812	4,951	8,626	531	356,270
Acquired non-credit impaired loans (1)	65,114	16,552	—	14,843	253	18,702	—	783	1,708	117,955
Acquired credit impaired loans (2)	133	23	—	—	—	—	—	—	—	156
Total portfolio	$147,061	$32,529	$14,834	$96,850	$13,069	$158,727	$4,951	$9,409	$2,239	$479,669
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

(2)	Acquired credit impaired loans are evaluated on an individual basis.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of March 31, 2023 and June 30, 2022. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at March 31, 2023 and June 30, 2022:

March 31, 2023
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$96,733	$15,346	$163,544	$13,898	$12,692	$302,213
Special Mention	1,294	—	267	—	—	1,561
Substandard	88	267	781	—	—	1,136
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$98,115	$15,613	$164,592	$13,898	$12,692	$304,910

June 30, 2022
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$95,271	$12,778	$157,514	$4,951	$9,409	$279,923
Special Mention	1,473	—	300	—	—	1,773
Substandard	106	291	913	—	—	1,310
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$96,850	$13,069	$158,727	$4,951	$9,409	$283,006

The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at March 31, 2023 and June 30, 2022:

Residential Real Estate and Consumer Loans
Credit Risk Internally Assigned
(Dollars in thousands)
March 31, 2023
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$136,206	$32,477	$10,138	$2,029	$180,850
Non-performing	2,900	90	—	115	3,105
	$139,106	$32,567	$10,138	$2,144	$183,955

June 30, 2022
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$142,280	$32,188	$14,834	$2,122	$191,424
Non-performing	4,781	341	—	117	5,239
	$147,061	$32,529	$14,834	$2,239	$196,663

Loan Delinquencies and Non-accrual Loans

Following are tables which include an aging analysis of the recorded investment of past due loans as of March 31, 2023 and June 30, 2022.

	Aged Analysis of Past Due and Non-accrual Loans
	As of March 31, 2023
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$61	$506	$1,694	$2,261	$75	$136,770	$139,106	$—	$2,900
Home equity and HELOCs	—	—	—	—	—	32,567	32,567	—	90
Construction - residential	—	—	—	—	—	10,138	10,138	—	—
Commercial real estate:
1 - 4 family investor	—	—	—	—	—	98,115	98,115	—	88
Multi-family	—	267	—	267	—	15,346	15,613	—	267
Commercial non-residential	564	—	781	1,345	—	163,247	164,592	—	781
Construction and land	—	—	—	—	—	13,898	13,898	—	—
Commercial	—	—	—	—	—	12,692	12,692	—	—
Consumer	20	—	32	52	—	2,092	2,144	—	115
Total	$645	$773	$2,507	$3,925	$75	$484,865	$488,865	$—	$4,241

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2022
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$1,528	$622	$2,392	$4,542	$133	$142,386	$147,061	$—	$4,781
Home equity and HELOCs	19	—	183	202	23	32,304	32,529	—	341
Construction - residential	—	—	—	—	—	14,834	14,834	—	—
Commercial real estate:
1 - 4 family investor	—	—	—	—	—	96,850	96,850	—	106
Multi-family	—	—	—	—	—	13,069	13,069	—	291
Commercial non-residential	275	494	418	1,187	—	157,540	158,727	—	875
Construction and land	—	—	—	—	—	4,951	4,951	—	—
Commercial	—	—	—	—	—	9,409	9,409	—	—
Consumer	27	—	—	27	—	2,212	2,239	—	117
Total	$1,849	$1,116	$2,993	$5,958	$156	$473,555	$479,669	$—	$6,511

Interest income on non-accrual loans that would have been recorded if these loans had performed in accordance with their terms was approximately $63 thousand, $188 thousand, $76 thousand, and $229 thousand during the three and nine months ended March 31, 2023 and 2022, respectively.

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, at March 31, 2023 and June 30, 2022.

March 31, 2023
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1 - 4 family residential real estate	$1,622	$1,776	$—
Home equity and HELOCs	468	468	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	88	104	—
Multi-family	267	293	—
Commercial non-residential	1,048	1,052	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

With an allowance recorded:
1 - 4 family residential real estate	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total:
1 - 4 family residential real estate	$1,622	$1,776	$—
Home equity and HELOCs	468	468	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	88	104	—
Multi-family	267	293	—
Commercial non-residential	1,048	1,052	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

The impaired loans table above includes accruing troubled debt restructurings (“TDRs”) in the amount of $735 thousand that are performing in accordance with their modified terms. The Company recognized $11 thousand and $30 thousand of interest income on accruing TDRs during the three and nine months ended March 31, 2023, respectively. The table above does not include $75 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The following tables include the average recorded investment balances for impaired loans and the interest income recognized for the three and nine months ended March 31, 2023 and 2022.

March 31, 2023	Three Months Ended		Nine Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,617	$—	$1,955	$—
Home equity and HELOCs	381	6	371	14
Construction residential	—	—	—	—
1-4 family investor commercial real estate	94	—	106	1
Multi-family	273	—	282	—
Commercial non-residential	1,056	5	1,120	17
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
1-4 family residential real estate	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Construction residential	—	—	—	—
1-4 family investor commercial real estate
Multi-family	—	—	—	—
Commercial non-residential	—	—	—	—
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total:
1-4 family residential real estate	$1,617	$—	$1,955	$—
Home equity and HELOCs	381	6	371	14
Construction residential	—	—	—	—
1-4 family investor commercial real estate	94	—	106	1
Multi-family	273	—	282	—
Commercial non-residential	1,056	5	1,120	17
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

March 31, 2022	Three Months Ended		Nine Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
1-4 family residential real estate	$3,042	$—	$2,301	$—
Home equity and HELOCs	445	4	491	13
Construction residential	—	—	—	—
1-4 family investor commercial real estate	207	1	340	3
Multi-family	474	—	394	—
Commercial non-residential	1,249	6	1,023	17
Construction and land	—	—	—	—
Commercial	5	—	2	—
Consumer	—	—	—	—

With an allowance recorded:
1-4 family residential real estate	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Construction residential	—	—	—	—
1-4 family investor commercial real estate
Multi-family	—	—	—	—
Commercial non-residential	—	—	—	—
Construction and land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total:
1-4 family residential real estate	$3,042	$—	$2,301	$—
Home equity and HELOCs	445	4	491	13
Construction residential	—	—	—	—
1-4 family investor commercial real estate	207	1	340	3
Multi-family	474	—	394	—
Commercial non-residential	1,249	6	1,023	17
Construction and land	—	—	—	—
Commercial	5	—	2	—
Consumer	—	—	—	—

Generally, the Bank will charge-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the three and nine months ended March 31, 2023, had impaired loans been current according to their original terms, amounted to $31 thousand and $107 thousand, respectively. Interest income that would have been recorded for the three and nine months ended March 31, 2022, had impaired loans been current according to their original terms, amounted to $55 thousand and $128 thousand, respectively.

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

During the three and nine months ended March 31, 2023 and 2022, there were no loans modified that were identified as a TDR. The Company did not experience any re-defaulted TDRs subsequent to the loan being modified during the three and nine months ended March 31, 2023 and 2022.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
(Dollars in thousands)	2023	2022
Land	$2,056	$2,156
Office buildings and improvements	11,003	11,769
Furniture, fixtures and equipment	2,331	2,540
Automobiles	58	58
	15,448	16,523

Accumulated depreciation	(4,502)	(4,827)
	$10,946	$11,696

Depreciation expense amounted to $232 thousand and $815 thousand for the three and nine months ended March 31, 2023, respectively, and $252 thousand and $722 thousand for the three and nine months ended March 31, 2022, respectively.  During the three months ended September 30, 2022, the Company made a strategic decision to close the Bank’s branch office located in Collingswood, New Jersey and to consolidate the deposits from this branch office into the Bank’s Audubon, New Jersey branch office after assessing the branch’s profitability and its close geographic proximity to the Audubon, New Jersey branch location.  The branch office located in Collingswood, New Jersey was closed effective December 31, 2022.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the 2018 acquisition of Audubon Savings Bank. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the 2020 acquisitions of Fidelity Savings and Loan Association of Bucks County (“Fidelity”) and Washington Savings Bank (“Washington”), respectively. As of March 31, 2023 and June 30, 2022, the other intangibles consisted of $566 thousand and $712 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2022, management included considerations of the current economic environment caused by COVID-19 in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2022. During the nine months ended March 31, 2023, management considered the current economic environment in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the nine months ended March 31, 2023.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2022	$4,858	$712
Adjustments:
Additions	—	—
Amortization	—	(48)
Balance, September 30, 2022	$4,858	$664
Adjustments:
Additions	—	—
Amortization	—	(49)
Balance, December 31, 2022	$4,858	$615
Adjustments:
Additions	—	—
Amortization	—	(49)
Balance, March 31, 2023	$4,858	$566

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2021	$4,858	$937
Adjustments:
Additions	—	—
Amortization	—	(57)
Balance, September 30, 2021	$4,858	$880
Adjustments:
Additions	—	—
Amortization	—	(56)
Balance, December 31, 2021	$4,858	$824
Adjustments:
Additions	—	—
Amortization	—	(56)
Balance, March 31, 2022	$4,858	$768

Aggregate amortization expense was $49 thousand and $146 thousand for the three and nine months ended March 31, 2023, respectively, and $56 thousand and $169 thousand for the three and nine months ended March 31, 2022, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of March 31, 2023 and June 30, 2022:

(Dollars in thousands)	March 31, 2023	June 30, 2022
Non-interest bearing checking	$57,352	$75,758
Interest bearing checking	119,486	122,675
Money market accounts	209,450	171,316
Savings and club accounts	94,181	105,507
Certificates of deposit	152,206	131,361
	$632,675	$606,617

Note 10 – Borrowings

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $297.1 million and $292.7 million at March 31, 2023 and June 30, 2022, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $430.6 million and $423.1 million of loans pledged as collateral as of March 31, 2023 and June 30, 2022, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $2.4 million and $3.5 million at March 31, 2023 and June 30, 2022, respectively.

Advances from the FHLB of Pittsburgh consisted of $38.0 million and $65.0 million of fixed rate short-term borrowings as of March 31, 2023 and June 30, 2022, respectively.

As of March 31, 2023, the Bank had $11.3 million of loans pledged as collateral to secure a $4.6 million overnight line of credit with the Federal Reserve Bank.  The Bank had no loans pledged to the Federal Reserve Bank as of June 30, 2022.  There was no outstanding balance for the overnight line of credit with the Federal Reserve Bank as of March 31, 2023 and June 30, 2022. In addition, as of March 31, 2023 and June 30, 2022, we had $10.0 million of available credit from Atlantic Community Bankers Bank to purchase federal funds.

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

During the year ended June 30, 2022, the Company granted 492,960 shares of restricted stock, with a weighted average grant date fair value of $11.67 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the Plan vest in equal installments over a five year period. Compensation expense related to the restricted shares is recognized ratably over the vesting period in an amount which totals the market price of the Company’s common stock at the grant date. The expense recognized for the restricted shares for the three and nine months ended March 31, 2023 was $275 thousand and $833 thousand, respectively. The expected future compensation expense related to the non-vested restricted shares outstanding at March 31, 2023 is $4.6 million over a weighted average period of 4.13 years.

The following is a summary of the Company's restricted stock activity during the nine months ended March 31, 2023:

	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2022	492,960	$11.67
Issued	—	—
Vested	—	—
Forfeited	(13,904)	11.82
Non-vested Restricted Stock Awards outstanding March 31, 2023	479,056	$11.66

During the year ended June 30, 2022, the Company granted 1,232,400 stock options, with a weighted average grant date fair value of $3.24 per share. Stock options granted under the Plan vest in equal installments over a five year period. Stock options were granted at a weighted average exercise price of $11.67, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was valued using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6.5 years, risk-free rate of return of 2.92%, volatility of 24.85%, and a dividend yield of 1.03%. Compensation expense recognized for the stock options for the three and nine months ended March 31, 2023 was $191 thousand and $578 thousand, respectively. The expected future compensation expense related to the non-vested stock options outstanding at March 31, 2023 is $3.2 million over a weighted average period of 4.13 years.

The following is a summary of the Company's stock option activity during the nine months ended March 31, 2023:

	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2022	1,232,400	$11.67
Granted	—	—
Exercised	—	—
Forfeited	(34,760)	11.82
Expired	—	—
Ending balance March 31, 2023	1,197,640	$11.66

The weighted average remaining contractual term was approximately 9.13 years and 9.88 years as of March 31, 2023 and June 30, 2022, respectively.  There was no aggregate intrinsic value of outstanding options as of March 31, 2023. The aggregate intrinsic value was $80 thousand for outstanding options as of June 30, 2022.

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

A summary of the Company's loan commitments is as follows as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
(Dollars in thousands)	2023	2022
Commitments to extend credit	$12,125	$16,894
Unfunded commitments under lines of credit	73,038	71,999
Standby letters of credit	30	30

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

As of March 31, 2023 and June 30, 2022, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

			CBLR Framework
As of March 31, 2023	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$161,100	18.46%	$78,554	9.00%

			CBLR Framework
As of June 30, 2022	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$157,519	18.28%	$77,547	9.00%

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of March 31, 2023 and June 30, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$110,563	$—	$110,563
U.S. agency collateralized mortgage obligations	—	8,660	—	8,660
U.S. government agency securities	—	4,218	—	4,218
Municipal bonds	—	15,176	—	15,176
Corporate bonds	—	32,994	—	32,994
Equity securities	1,604	—	—	1,604
Total Assets	$1,604	$171,611	$—	$173,215

	June 30, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$117,506	$—	$117,506
U.S. agency collateralized mortgage obligations	—	9,709	—	9,709
U.S. government agency securities	—	5,038	—	5,038
Municipal bonds	—	15,642	—	15,642
Corporate bonds	—	34,850	—	34,850
Equity securities	2,258	—	—	2,258
Total Assets	$2,258	$182,745	$—	$185,003

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of March 31, 2023 and June 30, 2022, the Company charged-off the collateral deficiency on impaired loans. As a result, there were no specific reserves on impaired loans as of March 31, 2023 and June 30, 2022.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of March 31, 2023, there were no assets required to be measured and reported at fair value on a non-recurring basis.  As of June 30, 2022, assets required to be measured and reported at fair value on a non-recurring basis are summarized as follows:

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

	Fair Value Measurements at March 31, 2023
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$484,858	$446,332	$—	$—	$446,332
Securities held to maturity	101,410	84,796	—	84,796	—

Financial instruments - liabilities:
Certificates of deposit	152,206	149,533	—	—	149,533
Advances from Federal Home Loan Bank	38,000	38,000	—	—	38,000

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2022
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$475,511	$468,485	$—	$—	$468,485
Securities held to maturity	102,135	88,321	—	88,321	—

Financial instruments - liabilities:
Certificates of deposit	131,361	130,974	—	—	130,974
Advances from Federal Home Loan Bank	65,000	65,000	—	—	65,000

Off-balance sheet financial instruments	—	—	—	—	—

Note 15 – Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee include real estate property for branches and office space with terms extending through 2043. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability for each of its operating leases. The operating lease ROU asset was $9.1 million and $6.8 million as of March 31, 2023 and June 30, 2022, respectively, and the operating lease liability was $9.3 million and $6.9 million as of March 31, 2023 and June 30, 2022, respectively. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months of less), or equipment leases (deemed immaterial) on the Consolidated Statements of Financial Condition.

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

During the nine months ended March 31, 2023, the Company’s lease agreements for the Levittown and Morrisville branch office locations commenced, which resulted in an increase of the ROU asset and lease liability of $1.7 million and $970 thousand, respectively.

	March 31,
	2023
Weighted average remaining lease term
Operating leases	16.5	years
Weighted average discount rate
Operating leases	2.88%

	June 30,
	2022
Weighted average remaining lease term
Operating leases	17.6	years
Weighted average discount rate
Operating leases	2.01%

The Company recorded $222 thousand and $575 thousand of net lease costs during the three and nine months ended March 31, 2023, respectively. The Company recorded $45 thousand and $311 thousand of net lease costs during the three and nine months ended March 31, 2022, respectively. Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2023 were as follows:

March 31,
2023
Operating
(in thousands)	Leases
Twelve months ended March 31,
2024	$831
2025	828
2026	671
2027	632
2028	646
Thereafter	8,200
Total future minimum lease payments	$11,808
Amounts representing interest	(2,538)
Present value of net future minimum lease payments	$9,270

Note 16 – Subsequent Events

On April 19, 2023, the Company declared a cash dividend of $0.03 per share, payable on May 11, 2023, to common shareholders of record at the close of business on May 1, 2023.

As of May 3, 2023, the Company had repurchased a total of 2,835,825 shares at a total cost of $32.3 million, or $11.42 per share under the Company’s stock repurchase programs, and had 131,845 shares remaining to repurchase under the previously announced fourth stock repurchase program that was approved on February 17, 2023.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected (including higher inflation and its impact on national and local economic conditions); (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the current coronavirus (COVID-19) pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) our ability to successfully execute our business plan and integrate the business operations of acquired businesses into our business operations (xiii) the inability to successfully deploy the proceeds raised in our recently completed second-step conversion offering; (xiv) adverse changes in the securities markets; (xv) the inability of third party service providers to perform; and (xvi) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. We also have approximately $4.4 million as of March 31, 2023 in non-performing assets consisting of non-performing loans and one property held in other real estate owned. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are expected to be effective for us on July 1, 2023. The Company will use the Weighted Average Remaining Life (WARM) method and rely on the use of qualitative factors to estimate future credit losses.  The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of July 1, 2023 not to exceed $500 thousand of additional loss reserve.

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at March 31, 2023. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three and nine months ended March 31, 2023, management considered the then current economic environment in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three and nine months ended March 31, 2023.

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

As of March 31, 2023, we had net deferred tax assets totaling $8.9 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at March 31, 2023 and June 30, 2022

Summary.  Total assets decreased $17.6 million, or 2.0%, to $862.4 million at March 31, 2023, from $880.0 million at June 30, 2022, primarily due to $15.7 million of cash used to repurchase shares and a $12.5 million decrease in investments, partially offset by a $9.4 million increase in net loans.

Cash and cash equivalents decreased $16.3 million, or 45.0%, to $19.9 million at March 31, 2023, from $36.2 million at June 30, 2022.  The decrease in cash and cash equivalents was primarily due to the repurchase of 1,356,865 shares at a total cost of $15.7 million.

Investments.  Total investments decreased $12.5 million, or 4.4%, to $274.6 million at March 31, 2023, from $287.1 million at June 30, 2022.  The decrease in investments was primarily due to a $6.9 million increase in the gross unrealized loss on available for sale securities, as well as principal paydowns of the securities included in the available for sale and held to maturity portfolios.  The increase in the gross unrealized loss on available for sale securities is due to current interest rate levels relative to the Company’s cost and not credit quality.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans.  Net loans increased $9.4 million, or 2.0%, to $484.9 million at March 31, 2023, from $475.5 million at June 30, 2022.  During the nine months ended March 31, 2023, the Company originated $56.1 million of new loans, including $44.9 million of commercial loans. The Company maintains conservative lending practices and is focused on lending to borrowers with high credit quality within its market footprint.

Deposits.  Deposits increased $26.1 million, or 4.3%, to $632.7 million at March 31, 2023, from $606.6 million at June 30, 2022.  The increase in deposits was primarily due to a $38.1 million increase in money market accounts and a $20.8 million increase in time deposit accounts, partially offset by an $18.6 million decrease in non-interest bearing checking accounts and an $11.3 million decrease in savings accounts.  The interest rate environment has created a highly competitive market for deposits.

The Bank has a varied depositor base with over 21,000 accounts with an average depositor account balance of approximately $29,300 as of March 31, 2023.  The estimated amount of uninsured and uncollateralized deposits totaled approximately $109.6 million, or 17.3% of the Company’s total deposits, as of March 31, 2023.

Borrowings.  Borrowings decreased $27.0 million, or 41.5%, to $38.0 million at March 31, 2023, from $65.0 million at June 30, 2022.  During the quarter ended March 31, 2023, the Company used cash from the increase in deposits to pay off a portion of short-term borrowings.

Stockholders’ Equity.  Stockholders’ equity decreased $18.3 million, or 9.5%, to $174.0 million at March 31, 2023, from $192.3 million at June 30, 2022.  The decrease in stockholders’ equity was primarily due to the repurchase of 1,356,865 shares at a total cost of $15.7 million, or $11.51 per share, during the nine months ended March 31, 2023 under the Company’s previously announced stock repurchase programs, as well as the payment of a $0.03 per share quarterly cash dividend in August 2022, November 2022 and February 2023 totaling $419 thousand, $405 thousand and $397 thousand, respectively, and a $5.3 million increase in the accumulated other comprehensive loss component of equity, related to the unrealized loss on available for sale securities. These decreases to stockholders’ equity were partially offset by $2.3 million of net income during the nine months ended March 31, 2023.

Book value per share measured $12.87 as of March 31, 2023, compared to $12.91 as of June 30, 2022, and tangible book value per share measured $12.47 as of March 31, 2023, compared to $12.54 as of June 30, 2022.  Tangible book value per share is a non-GAAP financial measure that excludes goodwill and other intangible assets. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of tangible book value per share to book value per share.

As previously announced, the Company’s Board of Directors had authorized four stock repurchase programs to acquire up to 2,967,670 shares of the Company’s outstanding shares. As of March 31, 2023, the Company had repurchased a total of 2,123,801 shares under these repurchase programs at a total cost of $24.7 million, or $11.65 per share.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended March 31,
			Change Fiscal 2023/2022
(Dollars in thousands)	2023	2022	$	%
Net interest income	$5,533	$5,980	$(447)	(7.47)%
Provision for loan losses	—	10	(10)	—
Non-interest income	174	315	(141)	(44.76)
Non-interest expenses	5,569	5,301	268	5.06
Income tax expense	(45)	160	(205)	(128.13)
Net income	$183	$824	$(641)	(77.79)

Return on average assets (annualized)	0.09%	0.38%
Core return on average assets(1) (non-GAAP) (annualized)	0.21	0.50
Return on average equity (annualized)	0.42	1.57
Core return on average equity(1) (non-GAAP) (annualized)	1.01	2.03
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded net income of $183 thousand, or $0.01 per basic and diluted share, for the three months ended March 31, 2023, compared to net income of $824 thousand, or $0.06 per basic and diluted share, for the three months ended March 31, 2022.  The Company recorded core net income of $443 thousand, or $0.04 per basic and diluted share, for the three months ended March 31, 2023, compared to core net income of $1.1 million, or $0.07 per basic and diluted share, for the three months ended March 31, 2022.  Core net income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net income to net income.

Net Interest Income

For the three months ended March 31, 2023, net interest income was $5.5 million, a decrease of $447 thousand, or 7.5%, from the three months ended March 31, 2022.  The decrease in net interest income was primarily due to an increase in interest expense on deposits and borrowings, partially offset by an increase in interest income on loans and investments. The net interest margin measured 2.84% for the three months ended March 31, 2023, compared to 3.06% for the three months ended March 31, 2022.  The decrease in the net interest margin during the three months ended March 31, 2023, compared to the same period in 2022 was primarily due to an increase in the average balance of deposits and borrowings and the rise in interest rates that caused an increase in the cost of borrowings and deposits that exceeded the increase in interest income on loans and investments.

Provision for Loan Losses

We did not record a provision for loan losses during the three months ended March 31, 2023 due to improved asset quality metrics and continued low levels of net charge-offs and non-performing assets.  We recorded a $10 thousand provision for loan losses during the three months ended March 31, 2022.  Our allowance for loan losses totaled $3.3 million, or 0.68% of total loans, and 0.86% of total loans, excluding acquired loans, as of March 31, 2023, compared to $3.4 million, or 0.71% of total loans, and 0.94% of total loans, excluding acquired loans, as of June 30, 2022. Total loans, excluding acquired loans, is a non-GAAP financial measure that excludes loans acquired in a business combination.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans. Based on a review of the loans that were in the loan portfolio at March 31, 2023, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Service fees	$197	$196
Earnings on bank-owned life insurance	276	259
Net gain on disposition of premises and equipment	97	15
Unrealized loss on equity securities	(435)	(236)
Other	39	81
Total	$174	$315

For the three months ended March 31, 2023, non-interest income totaled $174 thousand, a decrease of $141 thousand, or 44.8%, from the three months ended March 31, 2022.  The decrease was primarily due to a $199 thousand increase in the unrealized loss on equity securities, partially offset by a $97 thousand net gain on the sale of premises and equipment associated with the sale of one property with a total carrying value of $268 thousand recorded during the three months ended March 31, 2023.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Salaries and employee benefits	$3,217	$2,932
Occupancy and equipment	810	836
Data processing	480	451
Professional fees	208	289
Amortization of intangible assets	49	56
Gain on lease abandonment	—	(117)
Prepayment penalties	—	209
Other	805	645
Total	$5,569	$5,301

For the three months ended March 31, 2023, non-interest expense totaled $5.6 million, an increase of $268 thousand, or 5.1%, from the three months ended March 31, 2022.  The increase in non-interest expense was primarily due to a $285 thousand increase in salaries and employee benefits due to a $343 thousand increase in employee stock-based compensation expense associated with the Company’s 2022 Equity Incentive Plan, partially offset by a reduction in the number of full-time employees consistent with the Company’s expense management initiatives.  The increase in non-interest expense can also be attributed to a $123 thousand increase in director stock-based compensation expense associated with the Company’s 2022 Equity Incentive Plan.  These increases to non-interest expense were partially offset by an $81 thousand decrease in professional fees primarily due to a decrease in legal expenses.

Income Taxes

For the three months ended March 31, 2023, the Company recorded an income tax benefit of $45 thousand, reflecting an effective tax rate of (32.6)%, compared to a provision for income taxes of $160 thousand, reflecting an effective tax rate of 16.3%, for the same period in 2022.  The decrease in the provision for income taxes and the effective tax rate during the three months ended March 31, 2023, compared to the same period in 2022, can be attributed to an $846 thousand decrease in income before income taxes.  The Company recorded an income tax benefit during the three months ended March 31, 2023 primarily due to $276 thousand of federal tax-exempt income recorded on bank-owned life insurance.

Results of Operations for the Nine Months Ended March 31, 2023 and 2022

Summary

The following table sets forth the income summary for the periods indicated:

	Nine Months Ended March 31,
			Change 2023/2022
(Dollars in thousands)	2023	2022	$	%
Net interest income	$17,810	$16,772	$1,038	6.19%
Provision (recovery) for loan losses	—	(20)	20	100.00
Non-interest income	1,358	1,684	(326)	(19.36)
Non-interest expenses	16,792	15,007	1,785	11.89
Income tax expense	105	310	(205)	(66.13)
Net income	$2,271	$3,159	$(888)	(28.11)

Return on average assets (annualized)	0.35%	0.51%
Core return on average assets(1) (non-GAAP) (annualized)	0.35	0.48
Return on average equity (annualized)	1.65	1.96
Core return on average equity(1) (non-GAAP) (annualized)	1.64	1.87
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded net income of $2.3 million, or $0.17 per basic and diluted share, for the nine months ended March 31, 2023, compared to net income of $3.2 million, or $0.22 per basic and diluted share, for the nine months ended March 31, 2022.  The Company recorded core net income of $2.3 million, or $0.17 per basic and diluted share, for the nine months ended March 31, 2023, compared to core net income of $3.0 million, or $0.21 per basic diluted share, for the nine months ended March 31, 2022.  Core net income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net income to net income.

Net Interest Income

For the nine months ended March 31, 2023, net interest income was $17.8 million, an increase of $1.0 million, or 6.2%, from the nine months ended March 31, 2022.  The increase in net interest income was primarily due to an increase in interest income on loans and investments, partially offset by an increase in interest expense on deposits and borrowings. The net interest margin measured 3.04% for the nine months ended March 31, 2023, compared to 2.96% for the nine months ended March 31, 2022.  The increase in the net interest margin during the nine months ended March 31, 2023, compared to the same period in 2022 was primarily due to an improvement in asset mix during the twelve months ended March 31, 2023, including a $38.4 million decrease in cash and cash equivalents and a $27.7 million increase in net loans.

Provision for Loan Losses

We did not record a provision for loan losses during the nine months ended March 31, 2023 due to improved asset quality metrics and continued low levels of net charge-offs and non-performing assets.  The provision for loan losses was a $20 thousand net recovery during the nine months ended March 31, 2022.  The credit to the provision for the nine months ended March 31, 2022 was primarily due to continued stable asset quality metrics, including continued low levels of net charge-offs and non-performing assets. Our allowance for loan losses totaled $3.3 million, or 0.68% of total loans, and 0.86% of total loans, excluding acquired loans, as of March 31, 2023, compared to $3.4 million, or 0.71% of total loans, and 0.94% of total loans, excluding acquired loans, as of June 30, 2022. Total loans, excluding acquired loans, is non-GAAP financial measure that excludes loans acquired in a business combination.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of the ratio of the allowance for loan losses to total loans, excluding acquired loans, to the ratio of the allowance for loan losses to total loans. Based on a review of the loans that were in the loan portfolio at March 31, 2023, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Nine Months Ended March 31,
(Dollars in thousands)	2023	2022
Service fees	$617	$652
Net gain on sale of securities	—	62
Earnings on bank-owned life insurance	823	775
Net gain on disposition of premises and equipment	396	15
Unrealized loss on equity securities	(654)	(96)
Other	176	276
Total	$1,358	$1,684

For the nine months ended March 31, 2023, non-interest income totaled $1.4 million, a decrease of $326 thousand, or 19.4%, from the nine months ended March 31, 2022.  The decrease was primarily due to a $558 thousand increase in the unrealized loss on equity securities and a $62 thousand gain on sale of securities recorded during the three months ended March 31, 2022.  These decreases to non-interest income were partially offset by a $396 thousand net gain on the sale of premises and equipment associated with the sale of three properties securities with a total carrying value of $1.9 million recorded during the nine months ended March 31, 2023.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Nine Months Ended March 31,
(Dollars in thousands)	2023	2022
Salaries and employee benefits	$9,680	$8,440
Occupancy and equipment	2,505	2,237
Data processing	1,383	1,291
Professional fees	729	778
Amortization of intangible assets	146	169
Gain on lease abandonment	—	(117)
Prepayment penalties	—	273
Other	2,349	1,936
Total	$16,792	$15,007

For the nine months ended March 31, 2023, non-interest expense totaled $16.8 million, an increase of $1.8 million, or 11.9%, from the nine months ended March 31, 2022.  The increase in non-interest expense was primarily due to a $1.2 million increase in salaries and employee benefits due to annual merit increases and a $1.0 million increase in employee stock-based compensation expense associated with the Company’s 2022 Equity Incentive Plan.  The increase in non-interest expense can also be attributed to a $268 thousand increase in occupancy and equipment expense associated with new branch locations in Doylestown, Pennsylvania and Hamilton Township, New Jersey that were opened during the three months ended December 31, 2021.  In addition, the increase in non-interest expense can be attributed to a $367 thousand increase in director stock-based compensation expense associated with the Company’s 2022 Equity Incentive Plan.

Income Taxes

For the nine months ended March 31, 2023, the Company recorded a provision for income taxes of $105 thousand, reflecting an effective tax rate of 4.4%, compared to a provision for income taxes of $310 thousand, reflecting an effective tax rate of 8.9%, for the same period in 2022.  The provision for income taxes and the effective tax rate for the nine months ended March 31, 2023 and 2022 were impacted by a $211 thousand and a $288 thousand income tax benefit related to refunds received associated with the carryback of net operating losses under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act during the nine months ended March 31, 2023 and 2022, respectively.

Asset Quality

During the nine months ended March 31, 2023, we received payments from borrowers for full satisfaction of three non-performing loans with a total carrying value of $2.6 million.  The payoff of these non-performing loans contributed to a significant reduction in our non-performing assets and the Company’s ratio of non-performing assets to total assets decreased to 0.51% as of March 31, 2023 from 0.74% as of June 30, 2022.

Total nonperforming loans consisted of 31 loans to 28 unrelated borrowers at March 31, 2023, as compared to 37 loans to 36 unrelated borrowers at June 30, 2022.  Interest income related to non-performing loans would have been approximately $188 thousand during the nine months ended March 31, 2023 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no new TDRs during the nine months ended March 31, 2023.

Impaired loans at March 31, 2023 included $735 thousand of performing loans whose terms have been modified in TDRs, compared to $593 thousand at June 30, 2022. The amount of TDR loans included in impaired loans decreased as a result principal payments and pay-offs. These restructured loans are being monitored by management and are performing in accordance with their restructured terms. At March 31, 2023, none of our thirty-one substandard loans with an aggregate balance of $4.2 million were considered TDRs.

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

	Three Months Ended March 31,
	2023			2022
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$487,676	$5,725	4.70%	$459,414	$5,212	4.54%
Investment securities(2)	277,161	1,714	2.47	267,221	1,329	1.99
Other interest-earning assets	13,281	169	5.09	53,886	43	0.32
Total interest-earning assets	778,118	7,608	3.91	780,521	6,584	3.37
Non-interest-earning assets	81,895			79,280
Total assets	$860,013			$859,801
Interest-bearing liabilities:
Interest-bearing checking accounts	$125,529	81	0.26%	$125,217	12	0.04%
Money market deposit accounts	204,172	1,004	1.97	180,933	164	0.36
Savings and club accounts	95,672	16	0.07	106,144	13	0.05
Certificates of deposit	143,697	522	1.45	138,827	235	0.68
Total interest-bearing deposits	569,070	1,623	1.14	551,121	424	0.31
FHLB advances and other borrowings	37,244	452	4.85	25,556	180	2.82
Total interest-bearing liabilities	606,314	2,075	1.37	576,677	604	0.42
Non-interest-bearing liabilities:
Non-interest-bearing deposits	58,238			57,550
Other non-interest-bearing liabilities	19,438			15,316
Total liabilities	683,990			649,543
Total stockholders' equity	176,023			210,258
Total liabilities and equity	$860,013			$859,801
Net interest income		$5,533			$5,980
Interest rate spread(3)		2.54%			2.95%
Net interest-earning assets(4)	$171,804			$203,844
Net interest margin(5)		2.84%			3.06%
Ratio of interest-earning assets to interest-bearing liabilities	128.34%			135.35%

(1) Includes nonaccrual loan balances and interest recognized on such loans.
(2) Includes securities available for sale, securities held to maturity, and equity securities.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended March 31,
	2023			2022
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$483,225	$16,688	4.60%	$458,664	$15,535	4.52%
Investment securities(2)	280,557	5,078	2.41	202,383	3,026	1.99
Other interest-earning assets	16,196	485	3.99	94,919	189	0.27
Total interest-earning assets	779,978	22,251	3.80	755,966	18,750	3.31
Non-interest-earning assets	82,753			75,375
Total assets	$862,731			$831,341
Interest-bearing liabilities:
Interest-bearing checking accounts	$129,858	244	0.25%	$111,697	45	0.05%
Money market deposit accounts	185,356	1,768	1.27	161,634	407	0.34
Savings and club accounts	99,922	53	0.07	103,271	54	0.07
Certificates of deposit	136,492	1,041	1.02	147,330	823	0.74
Total interest-bearing deposits	551,628	3,106	0.75	523,932	1,329	0.34
FHLB advances and other borrowings	49,394	1,335	3.60	31,718	649	2.73
Total interest-bearing liabilities	601,022	4,441	0.99	555,650	1,978	0.47
Non-interest-bearing liabilities:
Non-interest-bearing deposits	62,252			53,925
Other non-interest-bearing liabilities	15,566			6,877
Total liabilities	678,840			616,452
Total stockholders' equity	183,891			214,889
Total liabilities and equity	$862,731			$831,341
Net interest income		$17,810			$16,772
Interest rate spread(3)		2.81%			2.84%
Net interest-earning assets(4)	$178,956			$200,316
Net interest margin(5)		3.04%			2.96%
Ratio of interest-earning assets to interest-bearing liabilities	129.78%			136.05%

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

	Three Months Ended 3/31/2023			Nine Months Ended 3/31/2023
	Compared to			Compared to
	Three Months Ended 3/31/2022			Nine Months Ended 3/31/2022
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$192	$321	$513	$537	$616	$1,153
Investment securities	336	49	385	776	1,276	2,052
Other interest-earning assets	(241)	367	126	(378)	674	296
Total interest-earning assets	287	737	1,024	935	2,566	3,501
Interest expense:
Interest-bearing checking accounts	—	69	69	11	188	199
Money market deposit accounts	148	692	840	93	1,268	1,361
Savings and club accounts	(7)	10	3	(2)	1	(1)
Certificates of deposit	59	228	287	(98)	316	218
Total interest-bearing deposits	200	999	1,199	4	1,773	1,777
FHLB advances and other borrowings	190	82	272	308	378	686
Total interest-bearing liabilities	390	1,081	1,471	312	2,151	2,463
Net change in net interest income	$(103)	$(344)	$(447)	$623	$415	$1,038

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

(Dollars in thousands, except share and per share data)
	As of March 31,	As of June 30,
Calculation of Tangible Book Value per Share:	2023	2022
Total stockholders' equity	$174,046	$192,326
Less: goodwill and other intangible assets	5,424	5,570
Total tangible equity (non-GAAP)	168,622	186,756

Total common shares outstanding	13,525,821	14,896,590

Book value per share (GAAP)	$12.87	$12.91
Tangible book value per share (non-GAAP)	$12.47	$12.54

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

(Dollars in thousands)
	As of March 31,	As of June 30,
Calculation of Allowance for Loan Losses to Total Loans, Excluding Acquired Loans:	2023	2022
Gross loans receivable	$488,865	$479,669
Less: Loans acquired in a business combination	103,008	118,111
Gross loans receivable, excluding acquired loans (non-GAAP)	385,857	361,558

Allowance for loan losses	$3,337	$3,409

Allowance for loan losses to total loans (GAAP)	0.68%	0.71%
Allowance for loan losses to total loans, excluding acquired loans (non-GAAP)	0.86%	0.94%

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

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Calculation of core net income:
Net income (GAAP)	$183	$824	$2,271	$3,159
Less pre-tax adjustments:
Net gain on sale of securities	-	-	-	(62)
Net gain on disposition of premises and equipment	(97)	(15)	(396)	(15)
Unrealized loss on equity securities	435	236	654	96
Gain on lease abandonment	-	(117)	-	(117)
Prepayment penalties	-	209	-	273
Tax impact of pre-tax adjustments	(78)	(70)	(59)	(39)
Income tax benefit adjustment	-	-	(211)	(288)
Core net income (non-GAAP)	$443	$1,067	$2,259	$3,007

Calculation of core earnings per share:
Earnings per share (GAAP)	$0.01	$0.06	$0.17	$0.22
Less pre-tax adjustments:
Net gain on sale of securities	-	-	-	-
Net gain on disposition of premises and equipment	-	-	(0.03)	-
Unrealized loss on equity securities	0.03	0.01	0.05	0.01
Gain on lease abandonment	-	(0.01)	-	(0.01)
Prepayment penalties	-	0.01	-	0.02
Tax impact of pre-tax adjustments	-	-	-	(0.01)
Income tax benefit adjustment	-	-	(0.02)	(0.02)
Core earnings per share (non-GAAP)	$0.04	$0.07	$0.17	$0.21

Calculation of core return on average assets:
Return on average assets (GAAP)	0.09%	0.38%	0.35%	0.51%
Less pre-tax adjustments:
Net gain on sale of securities	-	-	-	(0.01)
Net gain on disposition of premises and equipment	(0.04)	(0.01)	(0.06)	-
Unrealized loss on equity securities	0.20	0.11	0.10	0.02
Gain on lease abandonment	-	(0.05)	-	(0.02)
Prepayment penalties	-	0.10	-	0.04
Tax impact of pre-tax adjustments	(0.04)	(0.03)	(0.01)	(0.01)
Income tax benefit adjustment	-	-	(0.03)	(0.05)
Core return on average assets (non-GAAP)	0.21%	0.50%	0.35%	0.48%

Average assets	$860,013	$859,801	$862,731	$831,341

Calculation of core return on average equity:
Return on average equity (GAAP)	0.42%	1.57%	1.65%	1.96%
Less pre-tax adjustments:
Net gain on sale of securities	-	-	-	(0.04)
Net gain on disposition of premises and equipment	(0.22)	(0.03)	(0.29)	(0.01)
Unrealized loss on equity securities	0.99	0.44	0.47	0.06
Gain on lease abandonment	-	(0.22)	-	(0.07)
Prepayment penalties	-	0.40	-	0.17
Tax impact of pre-tax adjustments	(0.18)	(0.13)	(0.04)	(0.02)
Income tax benefit adjustment	-	-	(0.15)	(0.18)
Core return on average equity (non-GAAP)	1.01%	2.03%	1.64%	1.87%

Average equity	$176,023	$210,258	$183,891	$214,889

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 41.1% as of March 31, 2023 compared to 44.1% as of June 30, 2022. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and advances from the FHLB of Pittsburgh. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances and with the Federal Reserve Bank to provide an overnight line of credit. We also have available credit from the Atlantic Community Bankers Bank to purchase federal funds.  As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. We had an available borrowing limit of $297.1 million with the FHLB of Pittsburgh at March 31, 2023. There were $38.0 million of FHLB of Pittsburgh advances outstanding at March 31, 2023.

At March 31, 2023, we had outstanding commitments to originate loans of $12.1 million, unfunded commitments under lines of credit of $73.0 million and $30 thousand of standby letters of credit. At March 31, 2023, certificates of deposit scheduled to mature in less than one year totaled $112.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at March 31, 2023 indicates a level of risk within the parameters of our model. Our management believes that the March 31, 2023 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2023. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of March 31, 2023, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(11.20)%	$178,709	(8.20)%
+100	(5.53)	186,418	(4.24)
0	—	194,675	—
-100	3.40	200,754	3.12
-200	5.92	204,702	5.15

As of March 31, 2023, based on the scenarios above, net interest income would decrease by approximately 5.53% to 11.20%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would increase by approximately 3.40% to 5.92% in a declining interest rate environment.

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

During the quarter ended March 31, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission on September 8, 2022 (the “Form 10-K”).  Except as set forth below, as of March 31, 2023, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Financial challenges at other banking institutions could lead to disruptive and destabilizing deposit outflows, as well as an increase in FDIC deposit premiums, which could negatively impact our profitability and results of operations.

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows, coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed into FDIC receivership.  The placement of these institutions into receivership has resulted in market disruption and increased concerns that diminished depositor confidence across the banking industry in general could lead to deposit outflows that could destabilize other institutions.  At March 31, 2023, we had $259.1 million in available liquidity with the FHLB of Pittsburgh and $19.9 million in cash and cash equivalents, which was sufficient to cover 254.6% of our uninsured and uncollateralized deposits.  Notwithstanding our significant liquidity, large deposit outflows could materially and adversely affect our financial condition and results of operations. Following the placement of Silicon Valley Bank and Signature Bank into FDIC receivership, the federal banking regulators also issued a joint statement providing that the losses to support the uninsured deposits of those banks would be recovered via a special assessment on banks. The announced special assessment, as well as any future additional special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

Insufficient liquidity could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

We require sufficient liquidity to fund loan commitments, satisfy depositor withdrawal requests, make payments on our debt obligations as they become due, and meet other cash commitments. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. Our sources of liquidity consist primarily of cash, assets readily convertible to cash (such as investment securities), increases in deposits, advances, as needed, from the FHLB of Pittsburgh, and other borrowings. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2022, the Company issued a press release announcing its first stock repurchase program, which became effective on March 25, 2022 and authorized the purchase of up to 758,528 shares of the Company’s outstanding common stock, or approximately 5% of outstanding shares. The Company completed this repurchase program during the quarter ended June 30, 2022.

On June 9, 2022, the Company issued a press release announcing that the Company’s Board of Directors had authorized a second stock repurchase program to acquire up to 771,445 shares, or approximately 5.0%, of the Company’s currently issued and outstanding stock, commencing upon the completion of the Company’s first stock repurchase program.  The Company completed this repurchase program during the quarter ended March 31, 2023.

On August 18, 2022, the Company issued a press release announcing that the Company's Board of Directors has authorized a third stock repurchase program to acquire up to 739,385 shares, or approximately 5.0%, of the Company's currently issued and outstanding common stock, commencing upon the completion of the Company's second stock repurchase program. As of March 31, 2023, there were 145,557 shares remaining to be repurchased under the Company’s third repurchase program.

On February 17, 2023 the Company issued a press release announcing that the Company's Board of Directors has authorized a fourth stock repurchase program to acquire up to 698,312 shares, or approximately 5.0%, of the Company's currently issued and outstanding common stock, commencing upon the completion of the Company's third stock repurchase program. As of March 31, 2023, there were 698,312 shares remaining to be repurchased under the Company’s fourth repurchase program.

Each of the Company’s stock repurchase programs was adopted following the Company's consultation with the Federal Reserve Board.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
January 1 - 31, 2023	111,670	$12.00	111,670	651,393
February 1 - 28, 2023	102,700	11.88	102,700	1,247,005
March 1 - 31, 2023	403,136	11.23	403,136	843,869
Total	617,506	$11.48	617,506

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

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: May 4, 2023	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)