Form 10-K
period 2023-06-30
William Penn Bancorporation
filed 2023-09-07
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262((b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates as of December 31, 2022 was approximately $171.4 million. The number of shares outstanding of the issuer’s common stock, as of September 7, 2023: 11,137,403 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders

are incorporated by reference into Part III of this Form 10-K.

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

The Bank’s principal business consists of originating one- to four-family residential real estate mortgage loans, home equity lines of credit, construction residential and one- to four-family investor commercial real estate, non-residential real estate, multi-family and construction and land loans. We offer a variety of retail deposits to the general public in the areas surrounding our main office and our branch offices. We offer our customers a variety of deposit products with interest rates that are competitive with those of similar products offered by other financial institutions operating in our market area. We also utilize borrowings as a source of funds. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities. We also generate revenues from other income including deposit fees and service charges, realized gains on sales of securities, gains on the sale on the disposition of premises and equipment, realized gains on sales of other real estate owned, earnings on bank-owned life insurance, unrealized gains on equity securities, and other income.

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

According to the U.S. Census Bureau, as of July 1, 2022 (estimated population) and July 1, 2021 (median household income), respectively, (i) Bucks County had an estimated population of 645,054, representing a 0.2% decrease from April 1, 2020, and a median household income of $99,302 and (ii) Philadelphia County had an estimated population of 1.6 million, representing a 2.3% decrease from April 1, 2020, and a median household income of $52,649. In addition, (i) Burlington County had an estimated population of 466,103, representing a 0.9% increase from April 1, 2020, and a median household income of $95,935, (ii) Camden County had an estimated population of 524,907, representing a 0.3% increase from April 1, 2020, and a median household income of $75,485, (iii) Gloucester County had an estimated population of 306,601, representing a 1.4% increase from April 1, 2020, and a median household income of $93,208 and (iv) Mercer County had an estimated population of 380,688, representing a 1.7% decrease from April 1, 2020, and a median household income of $85,687. As of July 1, 2021, the median household income in the United States was $69,021.

As of June 2023, the unemployment rate in Bucks and Philadelphia Counties totaled 3.2% and 4.6%, respectively, and the unemployment rate in Burlington, Camden, Gloucester, and Mercer Counties totaled 4.0%, 4.9%, 4.4% and 4.1%, respectively, as compared to a national unemployment rate of 3.8% for June 2023.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits and loans has historically come from the numerous national, regional and local community financial institutions operating in our market area, including a number of independent banks and credit unions, in addition to other financial service companies, such as brokerage firms, mortgage companies and mortgage brokers. In addition, we face competition for investors’ funds from money market funds and other corporate and government securities. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage and consumer credit market, such as financial technology companies, securities companies and specialty finance companies. We believe that our long-standing presence in Bucks County, Southern and Central New Jersey, and Northeast Philadelphia, and our personal service philosophy enhance our ability to compete favorably in attracting and retaining individual and business customers. We actively solicit deposit-related customers and compete for deposits by offering customers personal attention, professional service and competitive interest rates.

Lending Activities

Our loan portfolio consists primarily of one- to four-family residential mortgage loans, one- to four-family investor commercial real estate loans, and commercial non-residential real estate loans. Our loan portfolio also includes multi-family residential loans, home equity loans and lines of credit, residential construction, commercial business, commercial construction and land and consumer loans. Substantially all of our loans are secured by properties located within our local markets.

One- to Four-Family Residential Loans. One of our primary lending activities is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. Such loans totaled $135.0 million, or 28.1% of our total loan portfolio, at June 30, 2023.

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

Throughout the low interest rate environment that extended through 2021, borrowers generally preferred fixed-rate loans.  However, due to the recent rise in interest rate levels in 2022 and 2023, borrowers generally currently prefer our adjustable-rate loan products.  We anticipate that an increase in adjustable-rate loans would allow us to better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages. The increased mortgage payments required under adjustable-rate loans in a rising interest rate environment, however, could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

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

Our largest one- to four-family residential loan at June 30, 2023 was for $2.1 million and is secured by a single-family residence located in New Hope, Pennsylvania. This loan is performing in accordance with its terms.

One- to Four-Family Investor Commercial Real Estate Loans. One of our other primary lending activities is the origination of loans secured by non-owner occupied one- to four-family residential properties. These borrowers generally include individuals that purchase an investment property to generate rental income. Such loans totaled $98.2 million, or 20.4% of our total loan portfolio, at June 30, 2023.

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

Throughout the low interest rate environment that extended through 2021, borrowers generally preferred fixed-rate loans.  However, due to the recent rise in interest rate levels in 2022 and 2023, borrowers generally currently prefer our adjustable-rate loan products.  We anticipate that adjustable-rate loans would allow us to better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages. The increased mortgage payments required under adjustable-rate loans in a rising interest rate environment, however, could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

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

Our largest one- to four-family investor commercial real estate loan at June 30, 2023 was for $5.5 million and is secured by fifty-five single-family and multi-family properties located in the South Jersey area. This loan is performing in accordance with its terms.

Non-Residential Real Estate and Multi-Family Loans. Another one of our other primary lending activities is the origination of fixed rate and adjustable-rate mortgage loans secured by commercial real estate, multi-family residential real estate and land. Our non-residential and multi-family real estate loans are generally secured by office buildings, retail and mixed-use properties, condominiums, apartment buildings, single-family subdivisions and owner-occupied properties used for businesses. At June 30, 2023, our commercial and multi-family real estate loan portfolio totaled $172.8 million, or 36.0% of our total loan portfolio, and commercial real estate loans secured by office space totaled $9.9 million, or 2.0% of our total portfolio.

We originate multi-family and non-residential real estate loans with terms generally up to 25 years. Interest rates and payments on adjustable-rate loans adjust every one, three, five and ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to the interest rate used for one-to four-family loan products, plus a spread based on creditworthiness and risk. Loan amounts generally do not exceed 80% of the appraised value for well-qualified borrowers.

Loans secured by multi-family residential and non-residential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family residential and non-residential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a multi-family residential or non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property.

Non-residential real estate loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Shared national credit loans are typically variable rate with terms ranging from one to seven years. At June 30, 2023, there was one shared national credit relationship with a total commitment of $12.5 million and no balance disbursed and outstanding. This loan is secured by various properties located within the United States that have triple-net leases with national tenants and the loans are performing in accordance with their terms.

Excluding shared national credit loans, our largest non-residential real estate loan at June 30, 2023 was for $11.0 million. This loan is secured by three hotels located in Ocean County, New Jersey and is performing in accordance with its terms.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 20 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property, and we require that we have a second lien position on the property. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses. Management includes these loans based on the collateral supporting the line of credit in either the non-residential, multi-family, commercial or one-to-four family categories for the purposes of monitoring and evaluating the portfolio. At June 30, 2023, such loans totaled $32.7 million, or 6.8% of our total loan portfolio.

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

Our residential construction loans generally provide for the payment of interest only during the construction phase, which can be up to 18 months. We also require periodic inspections of the property during the term of the construction. At the end of the construction phase, substantially all of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. Our residential construction loans totaled $9.1 million, or 1.9% of our total loan portfolio, at June 30, 2023. At June 30, 2023, our largest outstanding residential construction loan was for $1.6 million and related to the construction of residential housing located in Newtown, Pennsylvania. This loan is performing in accordance with its terms.

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

Our commercial construction and land loans totaled $15.6 million, or 3.2% of our total loan portfolio, at June 30, 2023 and were comprised of $13.5 million in commercial construction loans and $2.1 million in land loans at that date. At June 30, 2023, our largest outstanding commercial construction and land loan was a commercial land loan for $10.5 million, of which $9.9 million was disbursed and outstanding, for a commercial development project in Somerset County, New Jersey. This loan is performing in accordance with its terms.

Commercial Business Loans. These loans consist of operating lines of credit secured by general business assets and equipment. The operating lines of credit are generally short term in nature with interest rates tied to short-term rates and adjustments occurring daily, monthly, or quarterly based on the original contract. For adjustable loans, there is also an interest rate floor. The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. Longer repayments of up to 15 years can be made depending on the useful life of the equipment being financed. Generally, rates are fixed for not longer than five years and will reset, generally based on the Constant Maturity U.S. Treasury indexes plus a spread, if the amortization or maturity of the loan is longer. At June 30, 2023, such loans totaled $15.4 million, or 3.2% of our total loan portfolio.  At June 30, 2023, our largest outstanding commercial business loan was for $5.0 million, all of which was disbursed and outstanding, for the commercial headquarters of an office furniture manufacturer located in Pennsauken Township, New Jersey. This loan is performing in accordance with its terms.

Consumer Loans. In the past, we have offered a variety of consumer loans, which include student, automobile and personal secured and unsecured loans to our customer base. However, we no longer offer student or automobile loans to customers. At June 30, 2023, consumer loans totaled $2.0 million, or 0.4% of our total loan portfolio.

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

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and local realtors. Historically, we have primarily originated our own loans and retained them in our portfolio. However, we also occasionally purchase loans or participation interests in loans. As of June 30, 2023, we had an aggregate of $15.3 million in purchased loan participations outstanding. A portion of our participation loans are shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. At June 30, 2023, we had one shared national credit participation relationship with a total commitment of $12.5 million and no balance disbursed and outstanding. The loans in this shared national credit relationship are performing in accordance with their terms. Loan participations are subject to the same credit analysis and approvals as loans we originate.  We are permitted to review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and procedures of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

We also occasionally sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold with recourse and with servicing retained. We did not sell any loans during the year ended June 30, 2023 and we sold two loans for $274 thousand during the year ended June 30, 2022.  We occasionally sell participation interests in loans and may sell loan participations in the future.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.

With respect to residential and consumer loans, loans with a total loan commitment of less than $250,000 may be approved by the loan’s residential underwriter, as well as one of the following individuals: the Assistant Vice President of Residential Lending and the Vice President of Residential Lending. Loans with a total loan commitment of between $250,000 to $1,000,000 must be approved by (i) the Assistant Vice President of Residential Lending or the Vice President of Residential Lending, and (ii) either our Director of Loan Servicing, Chief Retail Officer, Chief Lending Officer or Chief Executive Officer. Loans with a total loan commitment of between $1,000,000 and $2,000,000 must be approved by a majority vote from our Officers’ Loan Committee, which consists of our Chief Executive Officer, Chief Lending Officer, and Director of Loan Servicing. Loans with a total loan commitment in excess of $2,000,000, and up to our legal lending limit, must be approved by majority vote from our Directors’ Loan Committee, which consists of our entire board of directors.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by statute to generally 15% of our stated capital and reserves. At June 30, 2023, our regulatory lending maximum was $22.1 million.  The Bank’s internal lending limits are lower than the levels permitted by regulation and at June 30, 2023, the total exposure with our largest lending relationship was $13.0 million, which is the total amount outstanding and committed for two commercial real estate loans.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including, but not limited to, mortgage-backed securities, securities of various federal agencies and of state and municipal governments, subordinated debt and certificates of deposit of federally insured institutions. At June 30, 2023, our investment portfolio consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac or Gennie Mae with stated final maturities of 30 years or less, municipal securities with maturities of 20 years or less, corporate bonds, and preferred stock.

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

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Pittsburgh to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were $34.0 million of Federal Home Loan Bank advances outstanding at June 30, 2023. At June 30, 2023, we had the ability to borrow an additional $261.0 million from the Federal Home Loan Bank of Pittsburgh. In addition, as of June 30, 2023, we had $10.0 million of available credit from Atlantic Community Bankers Bank to purchase federal funds and we had $3.7 million of available credit from the Federal Reserve Bank.

Personnel

At June 30, 2023, we had 93 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only direct subsidiary is the Bank. The Bank has one wholly owned subsidiary, WPSLA.  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At June 30, 2023, WPSLA held $256.9 million of the Bank’s $264.8 million securities portfolio.

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

Capital Requirements. Federal regulations require Federal Deposit Insurance Corporation-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to average assets leverage ratio of 4.0%.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At June 30, 2023, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Federal banking agencies have established an optional “community bank leverage ratio” of between 8% to 10% tangible equity to average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements and would be considered well-capitalized under the prompt corrective action framework.  In April 2020, the Federal banking regulatory agencies modified the original Community Bank Leverage Ratio (CBLR) framework and provided that, as of the second quarter 2020, a banking organization with a leverage ratio of 8% or greater and that meets the other existing qualifying criteria may elect to use the community bank leverage ratio framework. The modified rule also states that the community bank leverage ratio requirement will be greater than 8% for the second through fourth quarters of calendar year 2020, greater than 8.5% for calendar year 2021, and greater than 9% thereafter. The transition rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 100 basis points below the applicable community bank leverage ratio requirement. The Bank has elected to adopt the community bank leverage ratio framework. Management believes, as of June 30, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

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

Investments and Activities. Under federal law, all state-chartered banks insured by the Federal Deposit Insurance Corporation have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation permit exceptions to these limitations. For example, state chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under federal law. The Bank received grandfathering authority from the Federal Deposit Insurance Corporation to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Pennsylvania Banking Code of 1965, whichever is less. Such grandfathering authority may be terminated upon the Federal Deposit Insurance Corporation’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of June 30, 2023, the Bank held no marketable equity securities under such grandfathering authority.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of June 30, 2023, the Bank was a “well capitalized” institution under the Federal Deposit Insurance Corporation regulations.

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

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Future insurance assessment rates cannot be predicted. In October 2022, the Federal Deposit Insurance Corporation Board adopted a final rule to increase initial base deposit insurance assessment rate schedules by two basis points beginning in the first quarterly assessment period of 2023.  The adoption of this final rule increased the Bank’s annual deposit insurance premium by approximately $144 thousand.

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

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by Federal Deposit Insurance Corporation regulations, a non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At June 30, 2023, the Bank had a maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh of $295.0 million, of which it had $34.0 million in outstanding borrowings. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with requirements for the Federal Home Loan Bank of Pittsburgh with an investment of $2.3 million at June 30, 2023.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The tax years corresponding to our fiscal years ended June 30, 2020 through 2023 remain subject to examination by the Internal Revenue Service and by Pennsylvania and Philadelphia taxing authorities. The tax years corresponding to our fiscal years ended June 30, 2019 through 2023 remain subject to examination by New Jersey taxing authorities. For 2022, the Bank’s maximum federal income tax rate was 21.0%.

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

Philadelphia Taxation. In addition, as a savings bank conducting business in Philadelphia, the Bank is also subject to the City of Philadelphia Business Privilege Tax. The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. Pursuant to the City of Philadelphia Business Privilege Tax, the 2022 tax rate was 5.99% on net income and 0.1415% on gross receipts. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts. The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by stockholders. An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

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

Below is information regarding our executive officers.  Each executive officer has held his or her current position for the period indicated below. Ages presented are as of June 30, 2023.

Kenneth J. Stephon is the Chairman, President and Chief Executive Officer of William Penn Bancorporation and William Penn Bank. Mr. Stephon previously served as Senior Executive Vice President and Chief Operating Officer of William Penn Bank and William Penn Bancorporation from July 2018 until October 2018, when he became President. He was appointed Chief Executive Officer of William Penn Bank and William Penn Bancorporation in February 2019. Mr. Stephon has over 40 years of banking industry experience and previously served as President and Chief Executive Officer, as well as a director, of Audubon Savings Bank from October 2013 until its merger with William Penn Bank on July 1, 2018. He also serves as a director of the Pennsylvania Association of Community Bankers and the Insured Financial Institutions of the Delaware Valley. Age 64.

Jeannine Cimino joined William Penn Bancorporation and William Penn Bank as Executive Vice President and Chief Retail Officer in July 2021. Mrs. Cimino served as Regional President of Berkshire Bank from December 2016 to July 2021, following Berkshire Bank’s acquisition of First Choice Bank, where she served as Director of Marketing from April 2010 to December 2016.  Prior to that time, Mrs. Cimino served as Senior Vice President of Retail Banking at Sovereign Bank. Age 52.

Amy J. Hannigan joined William Penn Bancorporation and William Penn Bank as Executive Vice President and Director of Corporate Development in May 2021 and in June 2021, was appointed as Executive Vice President and Chief Operating Officer of the Company and the Bank. Ms. Hannigan served as Senior Vice President and Corporate Controller of WSFS Bank, from April 2019 to April 2021, following the acquisition by WSFS Bank of Beneficial Bank, where she served as Senior Vice President and Chief Accounting Officer from March 2010 to April 2019.  Ms. Hannigan is a certified public accountant and began her career with Coopers and Lybrand, where she served as an audit manager in the financial services industry. Age 56.

Jonathan T. Logan joined William Penn Bancorporation and William Penn Bank as Senior Vice President and Chief Financial Officer in April 2020 and in June 2021, was appointed Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Logan served as Vice President and Controller of Towne Park, a hospitality services company, from March 2019 to March 2020. Prior to that time, Mr. Logan served as Vice President and Corporate Controller of Beneficial Bank from April 2011 to March 2019. Mr. Logan is a certified public accountant and began his career with Ernst & Young where he served as an audit manager in the financial services industry. Age 39.

Alan B. Turner joined William Penn Bancorporation and William Penn Bank as Executive Vice President and Chief Lending Officer in March 2021. Prior to that time, Mr. Turner served as Senior Vice President and Regional Commercial Manager for OceanFirst Bank, successor to Two River Community Bank, where he served as the Executive Vice President and Senior Loan Officer for 20 years. Age 59.

ITEM 1A. RISK FACTORS

Risks Related to Market Interest Rates

Changes in interest rates may hurt our profits and asset values and our strategies for managing interest rate risk may not be effective.

Like most financial institutions, our profitability depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our longer-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. In addition, the high percentage of fixed rate loans in our one- to four-family residential real estate loan portfolio would also contribute to the negative effect on our profitability in a rising interest rate environment. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Furthermore, the historically low interest rate environment in recent periods has contributed significantly to our loan growth, particularly in one- to four-family residential mortgage loans where refinance volume has been relatively high. The increase in market interest rates that we are now experiencing is likely to reduce our loan origination volume, particularly refinance volume, and/or reduce our interest rate spread, which would have a material adverse effect on our profitability and results of operations.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets, including the value of our available-for-sale investment securities and interest rate swap derivatives which generally decrease when market interest rates rise, and ultimately affect our earnings.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

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

At June 30, 2023, $233.2 million, or 48.5%, of our loan portfolio was secured by one- to four-family real estate and we intend to continue to make loans of this type in the future. One- to four-family residential mortgage and one- to four-family commercial real estate lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our origination of non-owner occupied one- to four-family residential mortgage loans may expose us to increased lending risks.

At June 30, 2023, loans secured by non-owner occupied one- to four-family residential properties totaled $98.2 million, or 20.4% of our loan portfolio. We intend to continue to make loans secured by non-owner occupied one- to four-family residential properties in the future. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.

Our recent increase in and planned increase in commercial real estate and commercial lending could expose us to increased lending risks and related loan losses.

At June 30, 2023, we had $203.9 million in commercial real estate and business loans (which include non-residential real estate loans, multi-family loans, land loans and commercial loans), which represented 42.4% of our total loan portfolio at that date. Of this amount, $157.6 million, or 32.8% of our total loan portfolio, was comprised of non-residential real estate loans made to small and medium-sized business located in our market area. Our current business strategy is to continue to increase our originations of commercial real estate loans in accordance with our conservative underwriting guidelines. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.

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

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2023, we had net deferred tax assets totaling $9.5 million. We have determined that no valuation allowance is required as of June 30, 2023, although there is no guarantee that those assets will be fully recognizable in future periods. Management regularly reviews the net deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.

The value of our goodwill may decline in the future.

As of June 30, 2023, we had $4.9 million of goodwill. A significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

We believe there may be branch expansion opportunities within our market area and adjacent markets, and we may seek to grow our deposit base by adding branches to our existing twelve-branch network. There are considerable costs involved in opening branch offices, especially in light of the capabilities needed to compete in today’s environment. Moreover, new branch offices generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, new branch offices could negatively impact our earnings and may do so for a period of time. Our investments in products and services, and the related personnel required to implement new policies and procedures, take time to earn returns and can be expected to negatively impact our earnings for the foreseeable future. The profitability of any prospective branch expansion will depend on whether the income that we generate from new branch offices will offset the increased expenses resulting from operating these branch offices.

Risks Related to Recent Banking Industry Events

Financial challenges at other banking institutions could lead to disruptive and destabilizing deposit outflows, as well as an increase in FDIC deposit premiums, which could negatively impact our profitability and results of operations.

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows, coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed into FDIC receivership.  The placement of these institutions into receivership has resulted in market disruption and increased concerns that diminished depositor confidence across the banking industry in general could lead to deposit outflows that could destabilize other institutions.  At June 30, 2023, we had $261.0 million in available liquidity with the FHLB of Pittsburgh and $20.8 million in cash and cash equivalents, which was sufficient to cover 251.7% of our estimated uninsured and uncollateralized deposits, excluding intercompany deposits.  Notwithstanding our significant liquidity, large deposit outflows could materially and adversely affect our financial condition and results of operations. Following the placement of Silicon Valley Bank and Signature Bank into FDIC receivership, the federal banking regulators also issued a joint statement providing that the losses to support the uninsured deposits of those banks would be recovered via a special assessment on banks. The prospective special assessment, as well as any future additional special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

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

Risks Related to our Funding and Liquidity

We may be required to rely more heavily on wholesale funding strategies for funding and liquidity needs if we are unable to generate core deposits, which could have an adverse effect on our net interest margin and profitability.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to maintain our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability.

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

Risks Related to Competitive Matters

Strong competition within our market area could hurt our profits and slow our growth.

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

Risks Related to Operational and Regulatory Matters

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

We are a community bank and our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers or otherwise, our business and operating results may be materially adversely affected.  Threats to our reputation can also come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, any or all of which could adversely affect our business and operating results.

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

While we have established policies and procedures to prevent or limit the impact of cyber-attacks, there can be no assurance that such events will not occur or will be adequately addressed if they do. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

We outsource a majority of our data processing requirements to certain third-party providers and also outsource certain cybersecurity functions, such as penetration testing, to third party service providers.  Accordingly, our operations are exposed to the risk that these vendors will not perform in accordance with the contracted arrangements under service agreements. The failure of these service providers to adequately perform such functions could increase our exposure to security breaches and cybersecurity threats. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other malicious code and cyber-attacks that could have an impact on information security. Any such breach or attacks could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our financial condition and results of operations.

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

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. ASU 2016-13. We previously elected to defer the adoption of ASU 2016-13 until December 31, 2020, as permitted by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and based on legislation enacted in December 2020 which extended certain provision of the CARES Act, we elected to extend adopting of CECL until July 1, 2023 in accordance with the recent legislation. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. The change to the CECL framework requires us to greatly increase the data we must collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have an adverse effect on our financial condition and results of operations.

Acts of terrorism and other external events, such as the emergence of a pandemic or health emergency, could impact our business.

Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, reduce the demand for financial services, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. In addition, the emergence of a health emergency, epidemic or pandemic, such as the recent COVID-19 pandemic, could (i) reduce the demand for loans and other financial services, (ii) result in increases in loan delinquencies, problem assets, and foreclosures, (iii) cause the value of collateral for loans, especially real estate, to decline in value, (iv) reduce the availability and productivity of our employees, (v) cause our vendors and counterparties to be unable to meet existing obligations to us, (vi) negatively impact the business and operations of third-party service providers that perform critical services for our business, (vii) cause the value of our securities portfolio to decline, (viii) and cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us. Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations. The occurrence of any of these events could have a material adverse effect on our business, operations and financial condition.

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

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses and our determinations with respect to amounts owed for income taxes.

Changes in accounting standards could affect reported earnings.

The regulatory bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. In some cases, we could be required to apply new or revised guidance retroactively. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At June 30, 2023, we conducted business through our administrative headquarters located in Bristol, Pennsylvania and our twelve branch offices located in Bucks and Philadelphia Counties in Pennsylvania and Burlington, Camden and Mercer Counties in New Jersey. At June 30, 2023, we owned six of our branch office locations, leased building space at five of our branch office locations and leased the land at one of our branch office locations. We also lease our administrative headquarters located in Bristol, Pennsylvania and own one additional administrative office located in Camden County, New Jersey. However, we do not currently conduct business operations from this additional administrative office. At June 30, 2023, the total net book value of our land, buildings, furniture, fixtures and equipment was $9.1 million.  During the fiscal year ended June 30, 2023, the Company made a strategic decision to close the Bank’s branch office located in Collingswood, New Jersey and to consolidate the deposits from this branch office into the Bank’s Audubon, New Jersey branch office after assessing the branch’s profitability and its close geographic proximity to the Audubon, New Jersey branch location. The branch office located in Collingswood, New Jersey was closed effective December 31, 2022. During the quarter ended June 30, 2023, the Company transferred one property with a total carrying value of $1.1 million as of June 30, 2023 to the held for sale classification.  The Company intends to sell this property by December 31, 2023.

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

Holders

The number of shareholders of record of the Company at September 7, 2023 was 528.

Dividends

The Company has historically paid dividends to its stockholders.  During the fiscal year ended June 30, 2023, the Company paid quarterly dividends of $0.03 per common share for an aggregate of $0.12 per common share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares under the Company’s 2022 Equity Incentive Plan at June 30, 2023:

	(a)	(b)	(c)
Number of Securities
Remaining Available
for Future Issuance
	Number of Securities to	Weighted-Average	Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plan approved by security holders	1,197,640	$11.66	92,908
Equity compensation plan not approved by security holders	—	—	—
Total	1,197,640	$11.66	92,908

Share Repurchases

On March 11, 2022, the Company issued a press release announcing that the Company’s Board of Directors had authorized a stock repurchase program to acquire up to 758,528 shares of the Company’s outstanding common stock, or approximately 5% of outstanding shares. That stock repurchase program became effective on March 25, 2022.

On June 9, 2022, the Company issued a press release announcing that the Company’s Board of Directors had authorized a second stock repurchase program to acquire up to 771,445 shares, or approximately 5.0%, of the Company’s outstanding stock, commencing upon the completion of the Company’s first stock repurchase program.

On August 18, 2022, the Company issued a press release announcing that the Company's Board of Directors had authorized a third stock repurchase program to acquire up to 739,385 shares, or approximately 5.0%, of the Company's outstanding common stock, commencing upon the completion of the Company's second stock repurchase program.

On February 17, 2023, the Company issued a press release announcing that the Company's Board of Directors had authorized a fourth stock repurchase program to acquire up to 698,312 shares, or approximately 5.0%, of the Company's outstanding common stock, commencing upon the completion of the Company's third stock repurchase program.  The Company completed this stock repurchase program on May 31, 2023.

On May 5, 2023, the Company issued a press release announcing that the Company's Board of Directors had authorized a fifth stock repurchase program to acquire up to 1,281,019 shares, or approximately 10.0%, of the Company's outstanding common stock, commencing upon the completion of the Company's fourth stock repurchase program. The Company completed this stock repurchase program on August 28, 2023.

On August 29, 2023, the Company issued a press release announcing that the Company's Board of Directors had authorized a sixth stock repurchase program to acquire up to 1,138,470 shares, or approximately 10.0%, of the Company's outstanding common stock. The sixth stock repurchase program was authorized following the completion of the Company’s fifth stock repurchase program on August 28, 2023. As of September 7, 2023, there were 891,170 shares remaining to be repurchased under the Company’s sixth repurchase program.

Each of the Company’s stock repurchase programs was adopted following the Company's consultation with the Federal Reserve Board.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved programs during the quarter ended June 30, 2023.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
April 1 - 30, 2023	598,224	$10.78	598,224	245,645
May 1 - 31, 2023	262,531	9.94	246,301	1,280,363
June 1 - 30, 2023	212,145	10.00	212,145	1,068,218
Total	1,072,900	$10.42	1,056,670

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, such as the recent COVID-19 pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) our ability to successfully execute our business plan and strategies and integrate the business operations of acquired businesses into our business operations (xiii) our ability to manage market risk, credit risk and operational risk in the current economic environment; (xiv) adverse changes in the securities markets; (xv) the inability of third party service providers to perform; and (xvi) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, including mortgage-backed securities, and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of interest-bearing checking accounts, money market accounts, statement savings accounts, individual retirement accounts, certificates of deposit and advances from the Federal Home Loan Bank of Pittsburgh. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service fees, service charges, earnings on bank-owned life insurance, net gains on the sale of investment securities, net gains on the sale of other real estate owned and unrealized gains or losses on equity securities. Noninterest expense currently consists primarily of salaries and employee benefits, occupancy and equipment, data processing and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, and actions of regulatory authorities.

Business Strategy

The Company is focused on serving the financial needs of consumers and businesses in our primary markets of Southeastern Pennsylvania and Southern and Central New Jersey. Through our wholly owned bank subsidiary, William Penn Bank, we deliver a comprehensive range of traditional depository and lending products, online banking services, and cash management tools for small businesses. Our business strategy is to continue to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategy of:

Continuing to emphasize our established relationship-based banking business model.

Our primary strategic objective is to further our relationship-based business model that emphasizes securing strong, long-lasting customer relationships. We employa group of talented employees with relationships in retail, commercial, and small business banking that assist us in our efforts to build relationships and enhance the William Penn brand.  We believe that customer satisfaction is a key to sustainable growth and profitability. While continually striving to ensure that our products and services meet our customers’ needs, we also encourage our employees to focus on providing personal service and attentiveness to our customers in a proactive manner. We believe that many opportunities remain to deliver what our customers want in the form of exceptional service and convenience, and we intend to continue to focus our operating strategy on taking advantage of these opportunities.  Consistent with this strategy, in fiscal 2022 we began offering private banking services that provide high net worth clients a primary point of contact that is dedicated to their personal and business financial needs.

Focusing on our commercial lending activities while also maintaining our residential portfolio.

At June 30, 2023, $203.9 million, or 42.4%, of our total loan portfolio was secured by commercial non-residential real estate, multi-family real estate, commercial construction and land, and commercial business loans, compared to $120.4 million, or 25.9%, of our loan portfolio at June 30, 2021.  During the years ended June 30, 2023 and 2022, we originated $51.5 million and $95.7 million, respectively, of commercial loans and we intend to continue to increase our commercial lending activities, particularly with respect to commercial real estate, multi-family residential and commercial business loans, in the future. We believe the recent expansion of our multi-family residential and commercial real estate lending activities has helped to diversify our balance sheet and increase our presence in our market area. We have added experienced commercial lending personnel and enhanced our infrastructure in order to implement this component of our business strategy.

At June 30, 2023, $135.0 million, or 28.1%, of our total loan portfolio was secured by owner-occupied one- to four-family residential real estate loans and we intend to continue to offer this type of lending in the future. We believe there are opportunities to increase our residential mortgage lending in our market area, and we intend to take advantage of these opportunities through our existing lending staff and residential mortgage origination channels.

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

We have been enhancing and optimizing both our facilities and branch network in recent years. We have consolidated most of our non-branch operations into one location located in Bristol, Pennsylvania that opened in November 2019 and we have consolidated our loan origination and servicing administration operations into one location located in Philadelphia, Pennsylvania that we acquired in connection with our recent acquisition of Washington Savings Bank.  Effective June 30, 2022, we consolidated three existing Bank branches into one branch based on branch deposit levels and the close geographic proximity of the three consolidating branches.  In addition, effective December 31, 2022, we consolidated two existing Bank branches into one branch based on branch deposit levels and the close geographic proximity of the two consolidating branches.

In the future, we may consider branch expansion opportunities within our market area and adjacent markets, and we may seek to grow our deposit base by adding branches to our existing twelve-branch network. We opened a new branch office in Yardley, Pennsylvania in March 2021, a new branch office in Doylestown, Pennsylvania in September 2021 and a new branch office in Hamilton Township, New Jersey in December 2021. We will consider opening additional new branches in desirable locations in attractive growth markets.

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

Maintaining a strong capital base is critical to support our long-range business plan. We intend to continue to manage our capital position through the growth of assets, as well as the utilization of appropriate capital management tools, consistent with applicable regulations and policies, and subject to market conditions. Under current federal regulations, subject to limited exceptions, we were not able to repurchase shares of our common stock during the first year following the completion of our second-step conversion offering, which occurred on March 24, 2021.  On March 11, 2022, the Company issued a press release announcing that the Company’s Board of Directors had authorized a stock repurchase program to acquire up to 758,528 shares of the Company’s outstanding common stock, or approximately 5% of outstanding shares. The stock repurchase program became effective on March 25, 2022.  On June 9, 2022, the Company issued a press release announcing that the Company’s Board of Directors had authorized a second stock repurchase program to acquire up to 771,445 shares, or approximately 5.0%, of the Company’s outstanding stock, commencing upon the completion of the Company’s first stock repurchase program.  On August 18, 2022, the Company issued a press release announcing that the Company's Board of Directors had authorized a third stock repurchase program to acquire up to 739,385 shares, or approximately 5.0%, of the Company's outstanding common stock, commencing upon the completion of the Company's second stock repurchase program. On February 17, 2023, the Company issued a press release announcing that the Company's Board of Directors had authorized a fourth stock repurchase program to acquire up to 698,312 shares, or approximately 5.0%, of the Company's outstanding common stock, commencing upon the completion of the Company's third stock repurchase program.  The Company completed this stock repurchase program on May 31, 2023. On May 5, 2023, the Company issued a press release announcing that the Company's Board of Directors had authorized a fifth stock repurchase program to acquire up to 1,281,019 shares, or approximately 10.0%, of the Company's outstanding common stock, commencing upon the completion of the Company's fourth stock repurchase program and, on August 29, 2023, the Company issued a press release announcing that the Company's Board of Directors had authorized a sixth stock repurchase program to acquire up to 1,138,470 shares, or approximately 10.0%, of the Company's outstanding common stock. The sixth repurchase program was authorized following the completion of the Company’s fifth stock repurchase program on August 28, 2023. As of September 7, 2023, there were 891,170 shares remaining to be repurchased under the Company’s sixth repurchase program.

On July 21, 2021, the Company declared a one-time special dividend of $0.30 per common share, payable August 18, 2021, to common shareholders of record at the close of business on August 2, 2021.  During the fiscal year ended June 30, 2022, the Company paid regular cash dividends of $0.06 per common share, including dividends of $0.03 per common share for the quarters ended March 31, 2022 and June 30, 2022, but did not pay regular cash dividends during the quarters ended September 30, 2021 and December 31, 2022.  During the fiscal year ended June 30, 2023, the Company paid regular cash dividends totalling an aggregate of $0.12 per common share, consisting of quarterly cash dividends of $0.03 per common share for the quarters ended September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023. As previously disclosed, the Company’s Board of Directors had declared a cash dividend of $0.03 per share, that was paid on August 10, 2023, to common shareholders of record at the close of business on July 31, 2023.  In determining the amount of any future dividends, the board of directors will take into account the Company’s financial condition and results of operations, tax considerations, capital requirements and alternative uses for capital, industry standards, and economic conditions.  The Company cannot guarantee that it will continue to pay dividends or that, if paid, it will not reduce or eliminate dividends in the future.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for loan losses of $331 thousand to $663 thousand for the year ended June 30, 2023. We also have approximately $4.2 million as of June 30, 2023 in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing loans which may be material. For example, a 10% decrease in the collateral value supporting the non-performing loans could result in additional credit losses of $417 thousand. In recent periods, we experienced steady asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties and uncertainties and the COVID-19 pandemic, the ultimate amount of loss could vary from that estimate.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current

GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update were effective for us on July 1, 2023.  The Company adopted this guidance using the modified retrospective approach for all financial assets measured at amortized cost, including loans, available-for-sale debt securities and unfunded commitments.  On July 1, 2023, the Company recorded a cumulative effect decrease to retained earnings of $187 thousand related to loans and $39 thousand related to unfunded commitments.  The Company determined that there was no impact to retained earnings related to available-for-sale debt securities as a result of adopting this guidance.

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at June 30, 2023 and June 30, 2022. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2023, the Company included considerations of the current economic environment in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired.  No goodwill impairment exists during the year ended June 30, 2023.

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

As of June 30, 2023 and 2022, we had net deferred tax assets totaling $9.5 million and $7.5 million, respectively. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Balance Sheet Analysis

Comparison of Financial Condition at June 30, 2023 and 2022

Total assets decreased $32.4 million, or 3.7%, to $847.6 million at June 30, 2023, from $880.0 million at June 30, 2022, primarily due to a $15.4 million decrease in cash and cash equivalents and a $20.7 million decrease in investments, partially offset by a $2.0 million increase in net loans.  The Company used $26.7 million of cash during the year ended June 30, 2023 to repurchase shares of stock under its previously announced stock repurchase programs.

Cash and cash equivalents decreased $15.4 million, or 42.5%, to $20.8 million at June 30, 2023, from $36.2 million at June 30, 2022.  The decrease in cash and cash equivalents was primarily due to the repurchase of 2,429,765 shares at a total cost of $27.1 million during the year ended June 30, 2023.

Investments

Our investment portfolio consists primarily of corporate bonds with maturities of five to ten years, municipal securities with maturities of five to more than ten years and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae with stated final maturities of 30 years or less. Total investments decreased $20.7 million, or 7.2%, to $266.4 million at June 30, 2023, from $287.1 million at June 30, 2022.  The decrease in investments was primarily due to a $10.4 million increase in the gross unrealized loss on available for sale securities, as well as principal paydowns of the securities included in the available for sale and held to maturity portfolios.  The increase in the gross unrealized loss on available for sale securities is due to current interest rate levels relative to the Company’s cost and not credit quality.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

The following table sets forth the amortized cost and fair value of investment securities at the dates indicated:

	At June 30,
	2023		2022
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available for sale:
Mortgage-backed securities	$124,252	$106,756	$130,146	$117,506
U.S. agency collateralized mortgage obligations	10,074	8,292	11,001	9,709
U.S. government agency securities	3,881	3,932	5,082	5,038
Municipal bonds	20,081	14,979	20,160	15,642
Corporate bonds	37,200	31,168	36,300	34,850
Total securities available for sale	195,488	165,127	202,689	182,745
Securities held to maturity:
Mortgage-backed securities	94,648	77,373	102,135	88,321
U.S. government agency securities	4,982	4,880	—	—
Municipal bonds	60	60	—	—
Total securities held to maturity	99,690	82,313	102,135	88,321
Total investment securities	$295,178	$247,440	$304,824	$271,066

The following tables set forth the stated maturities and weighted average yields of investment securities at June 30, 2023. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. The table presents contractual maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

			More than		More than
	One		One Year to		Five Years to		More than
	Year or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
June 30, 2023	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$106,756	2.32%	$106,756	2.32%
U.S. agency collateralized mortgage obligations	—	—	—	—	—	—	8,292	1.34	8,292	1.34
U.S. government agency securities	—	—	19	3.53	905	7.03	3,008	6.55	3,932	6.64
Municipal bonds	—	—	—	—	2,864	1.64	12,115	1.97	14,979	1.91
Corporate bonds	—	—	—	—	31,168	4.07	—	—	31,168	4.07
Total securities available for sale	—	—	19	3.53	34,937	3.93	130,171	2.30	165,127	2.65
Securities held to maturity:
Mortgage-backed securities	—	—	—	—	—	—	94,648	1.59	94,648	1.59
U.S. agency collateralized mortgage obligations	492	4.62	4,490	3.33	—	—	—	—	4,982	3.46
Municipal bonds	60	3.92	—	—	—	—	—	—	60	3.92
Total securities held to maturity	552	4.55	4,490	3.33	—	—	94,648	1.59	99,690	1.68
Total investment securities	$552	4.55%	$4,509	3.33%	$34,937	3.93%	$224,819	2.03%	$264,817	2.32%

Loans

Our loan portfolio consists primarily of one-to four-family residential mortgage loans, one-to four-family commercial real estate investor loans and non-residential commercial real estate loans. Our loan portfolio also consists of residential construction, home equity and lines of credit, multi-family residential real estate, commercial, construction and consumer loans. Net loans increased $2.0 million, or 0.4%, to $477.5 million at June 30, 2023, from $475.5 million at June 30, 2022.  During the year ended June 30, 2023, the Company originated $64.4 million of new loans, including $51.5 million of commercial loans. The Company maintains conservative lending practices and is focused on lending to borrowers with high credit quality within its market footprint.

The following table shows the loan portfolio at the dates indicated:

	At June 30,
	2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate loans:
One- to four-family	$135,046	28.08%	$147,143	30.72%
Home equity and HELOCs	32,684	6.79	32,590	6.80
Residential construction	9,113	1.90	14,778	3.09
Total residential real estate loans	176,843	36.77	194,511	40.61
Commercial real estate loans:
One- to four-family investor	98,160	20.41	96,508	20.15
Multi-family	15,281	3.18	13,015	2.72
Commercial non-residential	157,555	32.77	158,294	33.05
Commercial construction and land	15,584	3.24	4,942	1.03
Total commercial real estate loans	286,580	59.60	272,759	56.95
Commercial loans	15,433	3.21	9,411	1.97
Consumer loans	2,000	0.42	2,239	0.47
Total loans	480,856	100.00%	478,920	100.00%

Allowance for loan losses	(3,313)		(3,409)
Loans, net	$477,543		$475,511

The following table sets forth certain information at June 30, 2023 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table below does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		Home
	One- to	Equity		One- to		Commercial	Commercial
June 30, 2023	Four-Family	and	Residential	Four-Family	Multi-	Non-	Construction			Total
(Dollars in thousands)	Residential	HELOCs	Construction	Investor	Family	Residential	and Land	Commercial	Consumer	Loans
Amounts due in:
One year or less	$201	$1,976	$4,196	$3,268	$324	$6,557	$—	$7,480	$464	$24,466
More than 1 – 5 years	4,729	3,667	4,917	9,284	454	15,332	15,584	1,427	101	55,495
More than 5 – 15 years	44,313	13,525	—	44,505	3,764	96,581	—	6,526	365	209,579
More than 15 years	85,803	13,516	—	41,103	10,739	39,085	—	—	1,070	191,316
Total	$135,046	$32,684	$9,113	$98,160	$15,281	$157,555	$15,584	$15,433	$2,000	$480,856

The following table sets forth all loans at June 30, 2023 that are due after June 30, 2024 and have either fixed interest rates or floating or adjustable interest rates:

	Due After June 30, 2024
At June 30, 2023		Floating or
(Dollars in thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate loans:
One- to four-family	$109,247	$25,598	$134,845
Home equity and HELOCs	10,999	19,709	30,708
Residential construction	—	4,917	4,917
Commercial real estate loans:
One- to four-family investor	28,066	66,826	94,892
Multi-family	3,091	11,866	14,957
Commercial non-residential	27,220	123,778	150,998
Commercial construction and land	2,146	13,438	15,584
Commercial loans	1,841	6,112	7,953
Consumer loans	206	1,330	1,536
Total	$182,816	$273,574	$456,390

Premises and equipment, net

During the three months ended September 30, 2022, the Company made a strategic decision to close the Bank’s branch office located in Collingswood, New Jersey and to consolidate the deposits from this branch office into the Bank’s Audubon, New Jersey branch office after assessing the branch’s profitability and its close geographic proximity to the Audubon, New Jersey branch location. The branch office located in Collingswood, New Jersey was closed effective December 31, 2022. During the quarter ended June 30, 2023, the Company transferred one property with a total carrying value of $1.1 million as of June 30, 2023 to the held for sale classification.  The Company intends to sell this property by December 31, 2023.

Deposits

Deposits are a major source of our funds for lending and other investment purposes, and our deposits are provided primarily by individuals within our market area. Deposits increased $28.7 million, or 4.7%, to $635.3 million at June 30, 2023, from $606.6 million at June 30, 2022.  The increase in deposits was primarily due to a $36.7 million increase in money market accounts and a $28.0 million increase in time deposit accounts, partially offset by a $15.2 million decrease in savings accounts, a $14.3 million decrease in non-interest bearing checking accounts and a $6.0 million decrease in interest bearing checking accounts.  The interest rate environment has created a highly competitive market for deposits.

The following table sets forth the deposits as a percentage of total deposits for the dates indicated:

	At June 30,
	2023		2022
		Percent of		Percent of
		Total		Total
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Non-interest bearing checking	$60,872	9.58%	$75,758	12.50%
Interest bearing checking	116,700	18.37	122,675	20.22
Money market accounts	208,020	32.75	171,316	28.24
Savings and club accounts	90,291	14.21	105,507	17.39
Certificates of deposit	159,377	25.09	131,361	21.65
Total	$635,260	100.00%	$606,617	100.00%

The following table sets forth the maturity of the portion of our certificates of deposit that are in excess of the $250,000 Federal Deposit Insurance Corporation insurance limit as of June 30, 2023:

June 30, 2023	Certificates
(Dollars in thousands)	of Deposit
Maturity Period:
Three months or less	$4,064
Over three through six months	8,483
Over six through twelve months	1,622
Over twelve months	3,638
Total	$17,807

Excluding intercompany deposits, the estimated amount of total uninsured and uncollateralized deposits as of June 30, 2023 was $138.0 million compared to $134.1 million as of June 30, 2022.

The following table sets forth the deposit activity for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2023	2022
Beginning balance	$606,617	$553,103
Increase before interest credited	23,186	51,767
Interest credited	5,457	1,747
Net increase in deposits	28,643	53,514
Ending balance	$635,260	$606,617

The following table sets forth the average balances and weighted average rates of our deposit products for the periods indicated:

	Year Ended June 30,
	2023			2022
	Average	Weighted	Average	Average	Weighted	Average
	Balance	Percent	Cost	Balance	Percent	Cost
Non-interest bearing checking accounts	$61,144	9.90%	—%	$55,806	9.53%	—%
Interest-bearing checking accounts	127,294	20.61	0.40	115,753	19.77	0.06
Money market deposit accounts	190,421	30.82	1.61	166,195	28.39	0.34
Savings and club accounts	97,831	15.84	0.08	104,010	17.76	0.07
Certificates of deposit	141,047	22.83	1.28	143,756	24.55	0.72
Total	$617,737	100.00%	0.88%	$585,520	100.00%	0.30%

Borrowings

Borrowings decreased $31.0 million, or 47.7%, to $34.0 million at June 30, 2023, from $65.0 million at June 30, 2022.  During the year ended June 30, 2023, the Company used cash from the increase in deposits to pay off a portion of short-term borrowings.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated. We did not have any outstanding borrowings other than Federal Home Loan Bank advances for any of the periods presented.

	At or For the Year Ended
	June 30,
(Dollars in thousands)	2023	2022
Maximum amount outstanding at any month-end during period:
Federal Home Loan Bank advances	$65,000	$65,000
Atlantic Community Bankers Bank overnight borrowings	—	—
Average outstanding balance during period:
Federal Home Loan Bank advances	$46,938	$31,644
Atlantic Community Bankers Bank overnight borrowings	4	20
Weighted average interest rate during period:
Federal Home Loan Bank advances	3.96%	2.43%
Atlantic Community Bankers Bank overnight borrowings	4.55	0.50
Balance outstanding at end of period:
Federal Home Loan Bank advances	$34,000	$65,000
Atlantic Community Bankers Bank overnight borrowings	—	—
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	5.35%	1.73%
Atlantic Community Bankers Bank overnight borrowings	—	—

Stockholders’ Equity

Stockholders’ equity decreased $31.6 million, or 16.4%, to $160.7 million at June 30, 2023, from $192.3 million at June 30, 2022.  The decrease in stockholders’ equity was primarily due to the repurchase of 2,429,765 shares at a total cost of $27.1 million during the year ended June 30, 2023, as well as the payment of a $0.03 per share quarterly cash dividend in August 2022, November 2022, February 2023 and May 2023 totaling $1.6 million, and an $8.0 million increase in the accumulated other comprehensive loss component of equity related to the unrealized loss on available for sale securities. These decreases to stockholders’ equity were partially offset by $2.8 million of net income during the year ended June 30, 2023.

Results of Operations for the Years Ended June 30, 2023 and 2022

Summary

The following table sets forth the income summary for the periods indicated:

	Year Ended June 30,
			Change 2023/2022
(Dollars in thousands)	2023	2022	$	%
Net interest income	$23,071	$22,984	$87	0.38%
Provision (recovery) for loan losses	—	(20)	20	100.00
Non-interest income	1,950	2,075	(125)	(6.02)
Non-interest expenses	22,019	20,274	1,745	8.61
Income tax expense	200	568	(368)	(64.79)
Net income	$2,802	$4,237	$(1,435)	(33.87)

Return on average assets (annualized)	0.33%	0.51%
Core return on average assets(1) (non-GAAP) (annualized)	0.32	0.50
Return on average equity (annualized)	1.56	2.00
Core return on average equity(1) (non-GAAP) (annualized)	1.54	1.98

(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. For a reconciliation of these non-GAAP measures, see “—Non-GAAP Financial Information.”

General

We recorded net income of $2.8 million, or $0.22 per basic and diluted share, for the year ended June 30, 2023 compared to net income of $4.2 million, or $0.30 per basic and diluted share, for the year ended June 30, 2022.  We recorded core net income(1) of $2.8 million, or $0.22 per basic and diluted share, for the year ended June 30, 2023 compared to core net income(1) of $4.2 million, or $0.29 per basic and diluted share, for the year ended June 30, 2022.

Net Interest Income

For the year ended June 30, 2023, net interest income was $23.1 million, an increase of $87 thousand, or 0.4%, from the year ended June 30, 2022.  The increase in net interest income was primarily due to an increase in interest income on loans and investments, partially offset by an increase in interest expense on deposits and borrowings. The net interest margin measured 2.97% for the year ended June 30, 2023, compared to 3.02% for the year ended June 30, 2022.  The decrease in the net interest margin during the year ended June 30, 2023, compared to the same period in 2022 was primarily due to an increase in the average balance of deposits and borrowings and the rise in interest rates that caused an increase in the cost of borrowings and deposits, partially offset by an improvement in asset mix during the year ended June 30, 2023, including a $62.4 million decrease in the average balance of other interest-earnings assets, including cash, and a $22.6 million increase in the average balance of net loans.

Provision for Loan Losses

During the year ended June 30, 2023, we did not record a provision for loan losses due to improved asset quality metrics and continued low levels of net charge-offs and non-performing assets.  During the year ended June 30, 2023, we received payments from borrowers for full satisfaction of four non-performing loans with a total carrying value of $3.4 million.  The payoff of these non-performing loans contributed to a significant reduction in our non-performing assets and the Company’s ratio of non-performing assets to total assets decreased to 0.49% as of June 30, 2023 from 0.74% as of June 30, 2022. The provision for loan losses was a $20 thousand net recovery during the year ended June 30, 2022.  The credit to the provision for the year ended June 30, 2022 was primarily due to continued stable asset quality metrics, including continued low levels of net charge-offs and non-performing assets.  Our allowance for loan losses totaled $3.3 million, or 0.69% of total loans and 0.86% of total loans, excluding acquired loans(2), as of June 30, 2023, compared to $3.4 million, or 0.71% of total loans and 0.94% of total loans, excluding acquired loans(2), as of June 30, 2022.  As of June 30, 2023, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at such date.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2023	2022
Service fees	$843	$863
Net gain on sale of other real estate owned	—	18
Net gain on sale of securities	—	62
Earnings on bank-owned life insurance	1,106	1,038
Net gain on disposition of premises and equipment	398	(7)
Unrealized loss on equity securities	(629)	(242)
Other	232	343
Total	$1,950	$2,075

(1) Core net income is a non-GAAP financial measure. For a reconciliation of this non-GAAP measure, see “—Non-GAAP Financial Information.”

(2) The ratio of the allowance for loan losses to total loans, excluding acquired loans, is a non-GAAP financial measure. For a reconciliation of this non-GAAP measure, see “—Non-GAAP Financial Information.”

For the year ended June 30, 2023, non-interest income totaled $2.0 million, a decrease of $125 thousand, or 6.0%, from the year ended June 30, 2022.  The decrease was primarily due to a $387 thousand increase in the unrealized loss on equity securities and a decrease in rental income consistent with the sale of properties during the fiscal year ended June 30, 2023.  These decreases to non-interest income were partially offset by a $398 thousand net gain on the sale of premises and equipment primarily associated with the sale of three properties securities with a total carrying value of $1.9 million recorded during the year ended June 30, 2023.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2023	2022
Salaries and employee benefits	$12,785	$11,482
Occupancy and equipment	3,258	2,759
Data processing	1,836	1,744
Professional fees	906	1,154
Amortization of intangible assets	193	225
Gain on lease abandonment	—	(117)
Prepayment penalties	—	460
Other	3,041	2,567
Total	$22,019	$20,274

For the year ended June 30, 2023, non-interest expense totaled $22.0 million, an increase of $1.7 million, or 8.6%, from the year ended June 30, 2022.  The increase in non-interest expense was primarily due to a $1.3 million increase in salaries and employee benefits due to annual merit increases and a $1.2 million increase in employee stock-based compensation expense associated with the Company’s 2022 Equity Incentive Plan.  The increase in non-interest expense can also be attributed to a $499 thousand increase in occupancy and equipment expense associated with new branch locations in Doylestown, Pennsylvania and Hamilton Township, New Jersey that were opened during the quarter ended December 31, 2021.  In addition, the increase in non-interest expense was due to a $414 thousand increase in director stock-based compensation expense associated with the Company’s 2022 Equity Incentive Plan.  These increases to non-interest expense were partially offset by $460 thousand of prepayment penalties associated with the prepayment of advances from the FHLB of Pittsburgh during the year ended June 30, 2022 and a $248 thousand decrease in professional fees primarily due to a decrease in legal expenses.

Income Taxes

For the year ended June 30, 2023, the Company recorded a provision for income taxes of $200 thousand, reflecting an effective tax rate of 6.7%, compared to a provision for income taxes of $568 thousand, reflecting an effective tax rate of 11.8%, for the same period in 2022.  The provision for income taxes and the effective tax rate for the year ended June 30, 2023 and 2022 were impacted by a $211 thousand and a $288 thousand income tax benefit related to refunds received associated with the carryback of net operating losses under the CARES Act during the year ended June 30, 2023 and 2022, respectively.

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

	Year Ended June 30,
	2023			2022
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$483,802	$22,942	4.74%	$461,160	$20,693	4.49%
Investment securities(2)	278,373	6,780	2.44	221,885	4,555	2.05
Other interest-earning assets	15,515	664	4.28	77,902	250	0.32
Total interest-earning assets	777,690	30,386	3.91	760,947	25,498	3.35
Non-interest-earning assets	82,589			77,017
Total assets	$860,279			$837,964
Interest-bearing liabilities:
Interest-bearing checking accounts	$127,294	515	0.40%	$115,753	73	0.06%
Money market deposit accounts	190,421	3,057	1.61	166,195	562	0.34
Savings and club accounts	97,831	78	0.08	104,010	72	0.07
Certificates of deposit	141,047	1,806	1.28	143,756	1,037	0.72
Total interest-bearing deposits	556,593	5,456	0.98	529,714	1,744	0.33
FHLB advances and other borrowings	46,942	1,859	3.96	31,664	770	2.43
Total interest-bearing liabilities	603,535	7,315	1.21	561,378	2,514	0.45
Non-interest-bearing liabilities:
Non-interest-bearing deposits	61,144			55,806
Other non-interest-bearing liabilities	15,758			8,489
Total liabilities	680,437			625,673
Total stockholders' equity	179,842			212,291
Total liabilities and equity	$860,279			$837,964
Net interest income		$23,071			$22,984
Interest rate spread(3)		2.70%			2.90%
Net interest-earning assets(4)	$174,155			$199,569
Net interest margin(5)		2.97%			3.02%
Ratio of interest-earning assets to interest-bearing liabilities	128.86%			135.55%
(1)	Includes nonaccrual loan balances and interest, if any, recognized on such loans.
(2)	Includes securities available for sale and securities held to maturity.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended 6/30/2023
	Compared to
	Year Ended 6/30/2022
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Loans	$648	$1,601	$2,249
Investment securities	1,967	258	2,225
Other interest-earning assets	(351)	765	414
Total interest-earning assets	2,264	2,624	4,888
Interest expense:
Interest-bearing checking accounts	7	435	442
Money market deposit accounts	69	2,426	2,495
Savings and club accounts	(4)	10	6
Certificates of deposit	(20)	789	769
Total interest-bearing deposits	52	3,660	3,712
FHLB advances and other borrowings	372	717	1,089
Total interest-bearing liabilities	424	4,377	4,801
Net change in net interest income	$1,840	$(1,753)	$87

Risk Management

General

Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available for sale securities that are accounted for at fair value. Other risks that we face are operational risk, liquidity risk and reputation risk. Operational risk includes risks related to fraud, regulatory compliance, processing errors, technology, and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	At June 30,
(Dollars in thousands)	2023	2022
Non-accrual loans:
Residential real estate loans:
One- to four-family	$2,090	$4,781
Home equity and HELOCs	—	341
Residential construction	—	—
Total residential real estate loans	2,090	5,122

Commercial real estate loans:
One- to four-family investor	832	106
Multi-family	251	291
Commercial non-residential	778	875
Commercial construction and land	—	—
Total commercial real estate loans	1,861	1,272
Commercial loans	—	—
Consumer loans	82	117
Total non-accrual loans	4,033	6,511

Accruing loans past due 90 days or more:
Residential real estate loans:
One- to four-family	—	—
Home equity and HELOCs	—	—
Residential construction	—	—
Total residential real estate loans	—	—
Commercial real estate loans:
Multi-family	—	—
Commercial non-residential	—	—
Commercial construction and land.	—	—
Total commercial real estate loans	—	—
Commercial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$4,033	$6,511
Real estate owned	—	—
Total non-performing assets	$4,033	$6,511
Total non-performing loans to total loans	0.84%	1.36%
Total non-performing assets to total assets	0.49	0.74

During the year ended June 30, 2023, nonperforming assets decreased 35.9% to $4.2 million from $6.5 million as of June 30, 2022. During the year ended June 30, 2023, we received payments from borrowers for full satisfaction of four non-performing loans with a total carrying value of $3.4 million.  The payoff of these non-performing loans contributed to a significant reduction in our non-performing assets and the Company’s ratio of non-performing assets to total assets decreased to 0.49% as of June 30, 2023 from 0.74% as of June 30, 2022.

Total nonperforming loans consisted of 30 loans to 27 unrelated borrowers as of June 30, 2023, as compared to 37 loans to 36 unrelated borrowers at June 30, 2022. Interest income on non-performing loans would have increased by approximately $192 thousand and $275 thousand during the years ended June 30, 2023 and 2022, respectively, if these loans had performed in accordance with their terms during the respective periods. There were no loans greater than 90 days delinquent that remained on accrual status as of June 30, 2023 and 2022.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties. We had no new troubled debt restructurings (“TDRs”) during the years ended June 30, 2023 and 2022. TDRs are initially considered to be nonperforming and are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

Impaired loans at June 30, 2023 and 2022 included $182 thousand and $593 thousand of performing loans whose terms have been modified in troubled debt restructurings, respectively. The amount of TDR loans included in impaired loans decreased as a result principal payments and pay-offs. These restructured loans are being monitored by management and are performing in accordance with their restructured terms.

At June 30, 2023, none of our 30 substandard loans with an aggregate balance of $4.0 million were considered TDRs and were included in nonperforming assets. At June 30, 2022, none of our 38 substandard loans with an aggregate balance of $6.5 million were considered TDRs and were included in nonperforming assets.

The following table provides information about delinquencies in our loan portfolio at the dates indicated:

	At June 30,
	2023			2022
	Days Past Due			Days Past Due
(Dollars in thousands)	30-59	60-89	90 or more	30-59	60-89	90 or more
Residential real estate loans:
One- to four-family	$290	$457	$567	$1,528	$622	$2,392
Home equity and HELOCs	—	—	—	19	—	183
Residential construction	—	—	—	—	—	—
Commercial real estate loans:
One- to four-family investor	—	752	—	—	—	—
Multi-family	251	—	—	—	—	—
Commercial non-residential	—	322	778	275	494	418
Commercial construction and land	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	—	13	—	27	—	—
Total	$541	$1,544	$1,345	$1,849	$1,116	$2,993

The following table summarizes classified and criticized assets of all portfolio types at the dates indicated:

	At June 30,
(Dollars in thousands)	2023	2022
Classified loans:
Substandard	$4,033	$6,549
Doubtful	—	—
Loss	—	—
Total classified loans	4,033	6,549
Special mention	1,231	1,773
Total criticized loans(1)	$5,264	$8,322
(1)	Criticized residential real estate and consumer loans include all residential real estate and consumer loans that were on non-accrual status and all residential and consumer loans that were greater than 90 days delinquent on the dates presented.

On the basis of management’s review of its assets, at June 30, 2023 and 2022, we classified $1.2 million and $1.8 million, respectively, of our assets as special mention and $4.0 million and $6.5 million, respectively, of our assets as substandard. We classified none of our assets as doubtful or loss at June 30, 2023 or at June 30, 2022. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute nonperforming assets.

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

The allowance is increased through provisions charged against current earnings and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions and other factors. The allowance for loan losses as of June 30, 2023 and 2022 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio at such dates, and such losses were both probable and reasonably estimable. In addition, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for loan losses.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At June 30,
	2023			2022
		% of			% of
		Allowance	% of		Allowance	% of
		Amount to	Allowance		Amount to	Allowance
		Total	to Loans in		Total	to Loans in
(Dollars in thousands)	Amount	Allowance	Category	Amount	Allowance	Category
Residential real estate loans:
One- to four-family	$486	14.67%	0.36%	$506	14.84%	0.34%
Home equity and HELOCs	113	3.42	0.35	113	3.32	0.35
Residential construction	214	6.46	2.35	386	11.32	2.60
Commercial real estate loans:
One- to four-family investor	569	17.17	0.58	527	15.46	0.54
Multi-family	89	2.69	0.58	110	3.23	0.84
Commercial non-residential	1,420	42.85	0.90	1,451	42.56	0.91
Commercial construction and land	281	8.48	1.80	166	4.87	3.35
Commercial loans	82	2.48	0.53	100	2.93	1.06
Consumer loans	59	1.78	2.95	50	1.47	2.23
Total allowance for loan losses	$3,313	100.00%	0.69%	$3,409	100.00%	0.71%

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Year Ended June 30,
(Dollars in thousands)	2023	2022
Allowance at beginning of period	$3,409	$3,613
(Recovery) provision for loan losses	—	(20)
Charge-offs:
Residential real estate loans:
One- to four-family	(79)	(154)
Home equity and HELOCs	—	—
Residential construction	—	—
Total residential real estate loans	(79)	(154)
Commercial real estate loans:
One- to four-family investor	—	(55)
Multi-family	—	—
Commercial non-residential	—	—
Commercial construction and land	—	—
Total commercial real estate loans	—	(55)
Commercial loans	—	—
Consumer loans	(32)	(29)
Total charge-offs	(111)	(238)
Recoveries:
Residential real estate loans:
One- to four-family	—	—
Home equity and HELOCs	—	8
Residential construction	—	—
Total residential real estate loans	—	8
Commercial real estate loans:
One- to four-family investor	—	42
Multi-family	—	—
Commercial non-residential	—	—
Commercial construction and land	—	—
Total commercial real estate loans	—	42
Commercial loans	—	—
Consumer loans	15	4
Total recoveries	15	54
Net (charge-offs) recoveries	(96)	(184)
Allowance at end of period	$3,313	$3,409
Total loans(1)	$480,856	$478,920
Average loans outstanding	483,802	461,160
Ratio of allowance to non-accruing loans	82.15%	52.36%
Ratio of allowance to total loans	0.69%	0.71%
Ratio of net (charge-offs) recoveries to average loans
One- to four-family	(0.06)%	(0.10)%
Home equity and HELOCs	—%	0.02%
Residential construction	—%	—%
One- to four-family investor	—%	(0.01)%
Multi-family	—%	—%
Commercial non-residential	—%	-%
Commercial construction and land	—%	—%
Commercial loans	—%	—%
Consumer loans	(0.80)%	(0.91)%
Total ratio of net (charge-offs) recoveries to average loans	(0.02)%	(0.04)%

The allowance for loan losses decreased $96 thousand to $3.3 million at June 30, 2023 from $3.4 million at June 30, 2022. During the year ended June 30, 2023, the changes in the provision for loan losses for each category of loan type were primarily due to fluctuations in the outstanding balance of each category of loans collectively evaluated for impairment. The overall decrease in the allowance can be primarily attributed to improved asset quality metrics, including continued low levels of net charge-offs and non-performing assets.

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

Impaired loans were $3.3 million and $5.3 million with no specific valuation allowance necessary at June 30, 2023 and 2022, respectively. The $3.3 million and $5.3 million of impaired loans at June 30, 2023 and 2022, respectively, do not include $72 thousand and $156 thousand, respectively, of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition under FASB ASC 310-30.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2023 indicate a level of risk within the parameters of our model. Our management believes that the June 30, 2023 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2023. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multifamily loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of June 30, 2023, the Company’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(11.64)%	$169,560	(6.72)%
+100	(5.76)	175,500	(3.45)
0	—	181,774	—
-100	3.82	186,084	2.37
-200	7.39	189,927	4.49

As of June 30, 2023, based on the scenarios above, net interest income would decrease by approximately 5.76% to 11.64% in a rising interest rate environment. One-year net interest income would increase by approximately 3.82% and 7.39% in a declining interest rate environment.

Economic value at risk would be negatively impacted by a rise in interest rates and positively impacted by a decline in interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk.

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 40.8% as of June 30, 2023 compared to 44.1% as of June 30, 2022. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and advances from the FHLB of Pittsburgh and other liabilities. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Our primary investing activities are the origination of one- to four-family, non-residential and multi-family real estate and other loans, including loans originated for sale, and the purchase of investment securities. For the year ended June 30, 2023, our net increase in loans (originations in excess of principal payments and payoffs) totaled $2.0 million compared to $14.3 million for the year ended June 30, 2022. For the years ended June 30, 2023 and 2022, we did not purchase any loans. We did not sell any loans during the year ended June 30, 2023.  We sold two loans for $274 thousand during the year ended June 30, 2022. Cash received from the sales, calls, maturities and pay-downs on securities totaled $19.0 million and $23.0 million for the years ended June 30, 2023 and 2022, respectively. We purchased $9.8 million and $207.4 million of securities during the years ended June 30, 2023 and 2022, respectively.

Deposit flows are generally affected by the level of interest rates we offer, the interest rates and products offered by local competitors, and other factors. Total deposits increased $28.6 million during the year ended June 30, 2023 primarily due to an increase in money market accounts and non-core time deposits.  The significant rise in interest rates during the Company’s fiscal year ended June 30, 2023 created a highly competitive market for deposits and created a shift in our depositors’ preference to these products.  Total deposits increased $53.5 million during the year ended June 30, 2022 primarily due to an $82.5 million increase in core deposits primarily due to branch expansion, partially offset by a $29.0 million decrease in non-core time deposits.  The decrease in time deposits was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based deposit accounts.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances. As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $295.0 million and $292.7 million from the FHLB of Pittsburgh as of June 30, 2023 and 2022, respectively. There were $34.0 million and $65.0 million, respectively, of FHLB advances outstanding at June 30, 2023 and 2022, respectively.

At June 30, 2023, we had outstanding commitments to originate loans of $6.9 million, unfunded commitments under lines of credit of $75.4 million and $86 thousand of standby letters of credit. At June 30, 2023, certificates of deposit scheduled to mature in less than one year totaled $121.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders, interest and principal on outstanding debt, if any, and for stock repurchases under the Company’s previously announced stock repurchase programs. The Company’s primary source of income is dividends received from the Bank. At June 30, 2023, the Company had liquid assets of $15.7 million.

Off-Balance Sheet Arrangements

For the years ended June 30, 2023 and 2022, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Core Net Income, Core Return on Average Assets, and Core Return on Average Equity

Core net income excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefits. Core return on average assets and core return on average equity represent our core net income divided by average assets and average equity, respectively. Management believes that the presentation of these non-GAAP measures assists investors in understanding the impact of non-recurring items on our net income and return on average assets and our return on average equity ratios. The following table provides a reconciliation of our core net income and our core return on average assets and core return on average equity ratios for each of the periods where these non-GAAP measures are presented:

	For the Year Ended June 30,
	2023	2022
Calculation of core net income, core return on average assets, and core return on average equity
Net income (GAAP)	$2,802	$4,237
Less pre-tax adjustments:
Net gain on sale of other real estate owned	-	(18)
Net gain on sale of securities	-	(62)
Net (gain) loss on disposition of premises and equipment	(398)	7
Unrealized loss on equity securities	629	242
Gain on lease abandonment	-	(117)
Prepayment penalties	-	460
Real estate tax adjustment	-	(192)
Tax impact of pre-tax adjustments	(53)	(74)
Income tax benefit adjustment	(211)	(288)
Core net income (non-GAAP)	$2,769	$4,195
Basic average common shares outstanding	12,661,882	14,255,901
Diluted average common shares outstanding	12,692,614	14,259,369
Basic and diluted earnings per share (GAAP)	$0.22	$0.30
Basic and diluted core earnings per share (non-GAAP)	$0.22	$0.29
Average assets	$860,279	$837,964
Return on average assets (GAAP)	0.33%	0.51%
Core return on average assets (non-GAAP)	0.32%	0.50%
Average equity	$179,842	$212,291
Return on average equity (GAAP)	1.56%	2.00%
Core return on average equity (non-GAAP)	1.54%	1.98%

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

	For the Year Ended June 30,
	2023	2022
Calculation of the ratio of the allowance for loan losses to total loans, excluding acquired loans:
Gross loans receivable	$480,856	$478,920
Less: Loans acquired in a business combination	97,592	118,111
Gross loans receivable, excluding acquired loans (non-GAAP)	$383,264	$360,809
Allowance for loan losses	$3,313	$3,409

Allowance for loan losses to total loans (GAAP)	0.69%	0.71%
Allowance for loan losses to total loans, excluding acquired loans (non-GAAP)	0.86%	0.94%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Evulation of Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2023 were effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter or year ended June 30, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under “Item 1: Business—Executive Officers” in this Annual Report on Form 10-K and under the headings “Proposal 1—Election of Directors,”, and “Corporate Governance” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

10.1

Amended and Restated Employment Agreement by and between William Penn Bancorporation, William Penn Bank and Kenneth J. Stephon* (Incorporated by reference to Exhibit 10.1 to William Penn Bancorporation’s Annual Report on Form 10-K for the Year Ended June 30, 2022 filed with the SEC on September 8, 2022 (File No. 001-40255))

10.2

Change in Control Agreement by and between William Penn Bancorporation, William Penn Bank and Jeannine Cimino* (Incorporated by reference to Exhibit 10.2 to William Penn Bancorporation’s Annual Report on Form 10-K for the Year Ended June 30, 2022 filed with the SEC on September 8, 2022 (File No. 001-40255))

10.3

Change in Control Agreement by and between William Penn Bancorporation, William Penn Bank and Amy Hannigan* (Incorporated by reference to Exhibit 10.3 to William Penn Bancorporation’s Annual Report on Form 10-K for the Year Ended June 30, 2022 filed with the SEC on September 8, 2022 (File No. 001-40255))

10.4

Change in Control Agreement by and between William Penn Bancorporation, William Penn Bank and Jonathan Logan* (Incorporated by reference to Exhibit 10.4 to William Penn Bancorporation’s Annual Report on Form 10-K for the Year Ended June 30, 2022 filed with the SEC on September 8, 2022 (File No. 001-40255))

10.5

Change in Control Agreement by and between William Penn Bancorporation, William Penn Bank and Alan Turner* (Incorporated by reference to Exhibit 10.5 to William Penn Bancorporation’s Annual Report on Form 10-K for the Year Ended June 30, 2022 filed with the SEC on September 8, 2022 (File No. 001-40255))

10.6

William Penn Bank Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.6 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492)) *

10.7

William Penn Bank Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.7 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492)) *

10.8

William Penn Bancorporation 2022 Equity Incentive Plan (Incorporated by reference to Appendix A to William Penn Bancorporation’s Definitive Proxy Materials on Schedule 14A filed with the SEC on March 25, 2022 (File No. 001-40255)

10.9

Agreement by and between William Penn, MHC, William Penn Bancorp, Inc., William Penn Bank, William Penn Bancorporation (formerly WPH Holding Company) and Tyndall Capital Partners LP and Jeffrey S. Halis (Incorporated by reference to Exhibit 10.8 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))

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

101.0

The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of William Penn Bancorporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of William Penn Bancorporation and subsidiaries (the “Company”) as of June 30, 2023 and 2022; the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

September 7, 2023

S.R. Snodgrass, P.C. ● 2009 Mackenzie Way, Suite 340 ● Cranberry Township, Pennsylvania 16066 ● Phone: 724-934-0344 ● Fax: 724-934-0345

Firm ID 00074

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of June 30, 2023 and 2022

	June 30,	June 30,
	2023	2022

ASSETS
Cash and due from banks	$7,652	$8,117
Interest bearing deposits with other banks	11,561	28,053
Federal funds sold	1,580	—
Total cash and cash equivalents	20,793	36,170
Interest-bearing time deposits	600	600
Securities available for sale	165,127	182,745
Securities held to maturity, fair value of $82,313 and $88,321, as of June 30, 2023 and 2022, respectively	99,690	102,135
Equity securities	1,629	2,258
Loans receivable, net of allowance for loan losses of $3,313 and $3,409 as of June 30, 2023 and 2022, respectively	477,543	475,511
Premises and equipment, net	9,054	11,696
Regulatory stock, at cost	2,577	3,807
Deferred income taxes	9,485	7,459
Bank-owned life insurance	40,575	39,170
Goodwill	4,858	4,858
Intangible assets	519	712
Operating lease right-of-use assets	8,931	6,843
Accrued interest receivable and other assets	6,198	5,988
TOTAL ASSETS	$847,579	$879,952

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$635,260	$606,617
Advances from Federal Home Loan Bank	34,000	65,000
Advances from borrowers for taxes and insurance	3,227	3,356
Operating lease liabilities	9,107	6,949
Accrued interest payable and other liabilities	5,240	5,704
TOTAL LIABILITIES	686,834	687,626
Commitments and contingencies (note 14)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 12,452,921 shares issued and outstanding at June 30, 2023 and 14,896,590 shares issued and outstanding at June 30, 2022	125	149
Additional paid-in capital	134,387	159,546
Unearned common stock held by employee stock ownership plan	(9,194)	(9,599)
Retained earnings	58,805	57,587
Accumulated other comprehensive loss	(23,378)	(15,357)
TOTAL STOCKHOLDERS' EQUITY	160,745	192,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$847,579	$879,952

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Years Ended June 30, 2023 and 2022

	Year Ended June 30,
	2023	2022

INTEREST INCOME
Loans receivable, including fees	$22,942	$20,693
Securities	6,780	4,555
Other	664	250
Total interest income	30,386	25,498
INTEREST EXPENSE
Deposits	5,456	1,744
Borrowings	1,859	770
Total interest expense	7,315	2,514

Net interest income	23,071	22,984

Provision (recovery) for loan losses	—	(20)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	23,071	23,004
OTHER INCOME
Service fees	843	863
Net gain on sale of other real estate owned	—	18
Net gain on sale of securities	—	62
Earnings on bank-owned life insurance	1,106	1,038
Unrealized loss on equity securities	(629)	(242)
Net gain (loss) on disposition of premises and equipment	398	(7)
Other	232	343
Total other income	1,950	2,075
OTHER EXPENSES
Salaries and employee benefits	12,785	11,482
Occupancy and equipment	3,258	2,759
Data processing	1,836	1,744
Professional fees	906	1,154
Amortization of intangible assets	193	225
Gain on lease abandonment	—	(117)
Prepayment penalties	—	460
Other	3,041	2,567
Total other expense	22,019	20,274

Income before income taxes	3,002	4,805

Income tax expense	200	568
NET INCOME	$2,802	$4,237

Basic and diluted earnings per share	$0.22	$0.30

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

For the Years Ended June 30, 2023 and 2022

	Year Ended June 30,
	2023	2022

Net income	$2,802	$4,237

Other comprehensive loss:
Changes in net unrealized loss on securities available for sale	(10,417)	(19,800)
Tax effect	2,396	4,555
Reclassification adjustment for gain recognized in net income	—	(62)
Tax effect	—	14
Other comprehensive loss, net of tax	(8,021)	(15,293)
Comprehensive loss	$(5,219)	$(11,056)

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Years Ended June 30, 2023 and 2022

				Unearned		Accumulated
				Common		Other	Total
	Number	Common	Additional	Stock held	Retained	Comprehensive	Stockholders'
	of Shares	Stock	Paid-in Capital	by ESOP	Earnings	Loss	Equity
Balance, June 30, 2021	15,170,566	$152	$168,349	$(10,004)	$58,493	$(64)	$216,926
Net income	—	—	—	—	4,237	—	4,237
Other comprehensive loss	—	—	—	—	—	(15,293)	(15,293)
Special cash dividend paid ($0.30 per share)	—	—	—	—	(4,288)	—	(4,288)
Regular cash dividends paid ($0.06 per share)	—	—	—	—	(855)	—	(855)
Shares issued under the William Penn Bancorporation 2022 Equity Incentive Plan	492,960	5	(5)	—	—	—	—
Restricted stock expense	—	—	147	—	—	—	147
Stock option expense	—	—	102	—	—	—	102
Stock purchased and retired	(766,936)	(8)	(9,072)	—	—	—	(9,080)
ESOP shares committed to be released	—	—	25	405	—	—	430
Balance, June 30, 2022	14,896,590	$149	$159,546	$(9,599)	$57,587	$(15,357)	$192,326
Net income	—	—	—	—	2,802	—	2,802
Other comprehensive loss	—	—	—	—	—	(8,021)	(8,021)
Regular cash dividends paid ($0.12 per share)	—	—	—	—	(1,584)	—	(1,584)
Shares forfeited under the William Penn Bancorporation 2022 Equity Incentive Plan	(13,904)	—	—	—	—	—	—
Restricted stock expense	—	—	1,112	—	—	—	1,112
Stock option expense	—	—	771	—	—	—	771
Stock purchased and retired, including shares withheld to cover tax liabilities	(2,429,765)	(24)	(27,032)	—	—	—	(27,056)
ESOP shares committed to be released	—	—	(10)	405	—	—	395
Balance, June 30, 2023	12,452,921	$125	$134,387	$(9,194)	$58,805	$(23,378)	$160,745

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Years Ended June 30, 2023 and 2022

	Year Ended
	June 30,
	2023	2022

Cash flows from operating activities
Net income	$2,802	$4,237
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	—	(20)
Depreciation expense	1,027	975
Other accretion, net	(362)	(1,057)
Deferred income taxes	570	683
Gain on lease abandonment	—	(117)
Net (gain) loss on disposition of premises and equipment	(398)	7
Net gain on sale of other real estate owned	—	(18)
Amortization of core deposit intangibles	193	225
Amortization of ESOP	395	430
Net gain on sale of securities	—	(62)
Unrealized loss on equity securities	629	242
Earnings on bank-owned life insurance	(1,106)	(1,038)
Stock based compensation expense	1,883	249
Other, net	(575)	124
Net cash provided by operating activities	5,058	4,860
Cash flows from investing activities
Securities available for sale:
Purchases	(4,778)	(97,948)
Maturities, calls and principal paydowns	11,534	13,201
Proceeds from sale of securities	—	5,008
Securities held to maturity:
Purchases	(5,023)	(106,967)
Maturities, calls and principal paydowns	7,482	4,813
Equity securities:
Purchases	—	(2,500)
Net increase in loans receivable	(1,602)	(13,092)
Interest bearing time deposits:
Maturities and principal paydowns	—	1,250
Purchase of bank-owned life insurance	(300)	(2,901)
Regulatory stock purchases	(4,023)	(4,249)
Regulatory stock redemptions	5,253	3,396
Proceeds from sale of other real estate owned	—	93
Purchases of premises and equipment, net	(344)	(855)
Proceeds from the sale of premises and equipment	2,270	20
Net cash provided by (used in) investing activities	10,469	(200,731)
Cash flows from financing activities
Net increase in deposits	28,865	53,917
Net (repayment) increase of borrowed funds	(31,000)	24,000
Repurchase of common stock	(27,056)	(9,080)
Decrease in advances from borrowers for taxes and insurance	(129)	(375)
Cash dividends	(1,584)	(5,143)
Net cash (used in) provided by financing activities	(30,904)	63,319
Net decrease in cash and cash equivalents	(15,377)	(132,552)
Cash and cash equivalents - beginning	36,170	168,722
Cash and cash equivalents - ending	$20,793	$36,170
Supplementary cash flows information
Interest paid	$7,535	$3,031
Income tax payments (refunds)	258	(666)
Transfers from loans to other real estate owned	141	—
Operating lease right-of-use asset recorded	2,701	5,202
Operating lease liabilities recorded	2,701	5,202
Premises transferred to held for sale	1,959	1,596

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA.  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At June 30, 2023, WPSLA held $256.9 million of the Bank’s $264.8 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the following estimated useful lives of the related assets:

Years
Office buildings and improvements	3 – 33
Furniture, fixtures, and equipment	1 – 10
Automobiles	4

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

Comprehensive Income (Loss)

The Company presents a separate financial statement of comprehensive income (loss) that includes net unrealized holding gains and losses on securities available for sale and transactions from other events excluded from the Company’s Consolidated Statements of Income and recorded directly to stockholders’ equity.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance using the modified retrospective approach for all financial assets measured at amortized cost, including loans, available-for-sale debt securities and unfunded commitments.  On July 1, 2023, the Company recorded a cumulative effect decrease to retained earnings of $187 thousand related to loans and $39 thousand related to unfunded commitments.  The Company determined that there was no impact to retained earnings related to available-for-sale or held-to-maturity debt securities as a result of adopting this guidance.

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

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the years ended June 30, 2023 and 2022. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $2.8 million and $4.2 million for the years ended June 30, 2023 and 2022, respectively, was used as the numerator. See Note 12 to these consolidated financial statements for further discussion of stock grants.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Year Ended
	June 30,
(Dollars in thousands, except share and per share amounts)	2023	2022
Basic and diluted earnings per share:
Net income	$2,802	$4,237

Basic average common shares outstanding	12,661,882	14,255,901
Effect of dilutive securities	30,732	3,468
Dilutive average shares outstanding	12,692,614	14,259,369
Earnings per share:
Basic	$0.22	$0.30
Diluted	$0.22	$0.30

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were 1,197,640 and 1,232,400 stock options that were anti-dilutive for the years ended June 30, 2023 and 2022, respectively, and were not included in the table above.

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of accumulated other comprehensive loss (“AOCI”) for the years ended June 30, 2023 and 2022. All amounts are presented net of tax.

(Dollars in thousands)
Unrealized
Losses
on Securities
Accumulated Other Comprehensive Loss(1)	Available for Sale
Balance at June 30, 2021	$(64)
Other comprehensive loss before reclassifications	(15,245)
Amounts reclassified from accumulated other comprehensive loss	(48)
Period change	(15,293)
Balance at June 30, 2022	$(15,357)
Other comprehensive loss before reclassifications	(8,021)
Amounts reclassified from accumulated other comprehensive loss	—
Period change	(8,021)
Balance at June 30, 2023	$(23,378)
(1)	All amounts are net of tax. Related income tax expense is calculated using an income tax rate of approximately 23% for both 2023 and 2022.

The following table presents reclassifications out of AOCI by component for the years ended June 30, 2023 and 2022:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Loss (1)
Details about Accumulated Other Comprehensive	Year Ended June 30,		Affected Line Item in the
Loss Components	2023	2022	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$—	$62	Net gain on sale of securities
Related income tax expense	—	(14)	Income tax expense
	$—	$48

(1)	Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in debt securities are as follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$124,252	$21	$(17,517)	$106,756
U.S. agency collateralized mortgage obligations	10,074	—	(1,782)	8,292
U.S. government agency securities	3,881	140	(89)	3,932
Municipal bonds	20,081	—	(5,102)	14,979
Corporate bonds	37,200	—	(6,032)	31,168
Total Available For Sale	$195,488	$161	$(30,522)	$165,127

Held To Maturity:
Mortgage-backed securities	$94,648	$—	$(17,275)	$77,373
U.S. government agency securities	4,982	—	(102)	4,880
Municipal bonds	60	—	—	60
Total Held To Maturity	$99,690	$—	$(17,377)	$82,313

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$130,146	$85	$(12,725)	$117,506
U.S. agency collateralized mortgage obligations	11,001	—	(1,292)	9,709
U.S. government agency securities	5,082	11	(55)	5,038
Municipal bonds	20,160	—	(4,518)	15,642
Corporate bonds	36,300	16	(1,466)	34,850
Total Available For Sale	$202,689	$112	$(20,056)	$182,745

Held To Maturity:
Mortgage-backed securities	$102,135	$—	$(13,814)	$88,321
Total Held To Maturity	$102,135	$—	$(13,814)	$88,321

The Company did not sell any investment securities during the year ended June 30, 2023. The Company recognized $62 thousand of gross gains on the sale of $5.0 million of investment securities during the year ended June 30, 2022.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	June 30, 2023
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$552	$551
Due after one year through five years	19	19	4,490	4,389
Due after five years through ten years	41,685	34,937	—	—
Due after ten years	153,784	130,171	94,648	77,373
	$195,488	$165,127	$99,690	$82,313

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and 2022:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$16,794	$(967)	$86,371	$(16,550)	$103,165	$(17,517)
U.S. agency collateralized mortgage obligations	—	—	8,292	(1,782)	8,292	(1,782)
U.S. government agency securities	—	—	943	(89)	943	(89)
Municipal bonds	—	—	14,979	(5,102)	14,979	(5,102)
Corporate bonds	10,715	(1,435)	20,453	(4,597)	31,168	(6,032)
	27,509	(2,402)	131,038	(28,120)	158,547	(30,522)
Held To Maturity:
Mortgage-backed securities	—	—	77,373	(17,275)	77,373	(17,275)
U.S. government agency securities	4,880	(102)	—	—	4,880	(102)
	4,880	(102)	77,373	(17,275)	82,253	(17,377)
Total Temporarily Impaired Securities	$32,389	$(2,504)	$208,411	$(45,395)	$240,800	$(47,899)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$93,726	$(10,351)	$13,750	$(2,374)	$107,476	$(12,725)
U.S. agency collateralized mortgage obligations	2,968	(488)	6,741	(804)	9,709	(1,292)
U.S. government agency securities	61	(3)	1,556	(52)	1,617	(55)
Municipal bonds	7,415	(1,979)	8,227	(2,539)	15,642	(4,518)
Corporate bonds	25,584	(1,466)	—	—	25,584	(1,466)
	129,754	(14,287)	30,274	(5,769)	160,028	(20,056)
Held To Maturity:
Mortgage-backed securities	88,321	(13,814)	—	—	88,321	(13,814)
	88,321	(13,814)	—	—	88,321	(13,814)
Total Temporarily Impaired Securities	$218,075	$(28,101)	$30,274	$(5,769)	$248,349	$(33,870)

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

The unrealized loss on securities greater than 12 months is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2023 and 2022. There were 126 investment securities that were temporarily impaired at June 30, 2023. There were 115 investment securities that were temporarily impaired at June 30, 2022.

At June 30, 2023 and 2022, $2.5 million and $2.0 million, respectively, of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $1.6 million and $2.3 million as of June 30, 2023 and 2022, respectively.  During the year ended June 30, 2023 and 2022, the Company recorded $629 thousand and $242 thousand of unrealized losses, respectively, which were recorded in Unrealized loss on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans, net of deferred loan fees (costs), at June 30, 2023 and 2022 are summarized as follows:

	June 30,		June 30,
	2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$135,046	28.08%	$147,143	30.72%
Home equity and HELOCs	32,684	6.79	32,590	6.80
Construction -residential	9,113	1.90	14,778	3.09
Commercial real estate:
1 - 4 family investor	98,160	20.41	96,508	20.15
Multi-family (five or more)	15,281	3.18	13,015	2.72
Commercial non-residential	157,555	32.77	158,294	33.05
Construction and land	15,584	3.24	4,942	1.03
Commercial	15,433	3.21	9,411	1.97
Consumer loans	2,000	0.42	2,239	0.47
Total Loans	480,856	100.00%	478,920	100.00%

Allowance for loan losses	(3,313)		(3,409)
Net Loans	$477,543		$475,511

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $12.5 million and $14.4 million at, June 30, 2023 and 2022,  respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

Commercial non-residential loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. As of June 30, 2023 and 2022, the Company had one shared national credit loan commitment for $12.5 million with no balance outstanding and $9.2 million outstanding, respectively, that is a purchased participation classified as pass rated and all payments are current and the loan is performing in accordance with its contractual terms.  The Company’s accounting policies for shared national credits, including our charge off and reserve policy, are consistent with the significant accounting policies disclosed in our financial statements for the Company’s total loan portfolio.  Shared national credits are subject to the same underwriting guidelines as loans originated by the Company and are subject to annual reviews where the risk rating of the loan is evaluated.  Additionally, the Company obtains quarterly financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan.  The information used in the analysis is provided by the borrower through the agent bank.

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

The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. The Company considers the allowance for loan losses of $3.3 million and $3.4 million adequate to cover loan losses inherent in the loan portfolio at June 30, 2023 and 2022, respectively.

The following table presents by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the years ended June 30, 2023 and 2022, respectively:

June 30, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409
Charge-offs	(79)	—	—	—	—	—	—	—	(32)	(111)
Recoveries	—	—	—	—	—	—	—	—	15	15
Provision	59	—	(172)	42	(21)	(31)	115	(18)	26	—
Ending Balance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313

Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	486	113	214	569	89	1,420	281	82	59	3,313
Total allowance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313

Loans receivable ending balance:
Individually evaluated for impairment	$1,209	$182	$—	$832	$251	$778	$—	$—	$—	$3,252
Collectively evaluated for impairment	78,237	19,689	9,113	84,891	14,781	142,098	15,584	14,976	643	380,012
Acquired non-credit impaired loans (1)	55,528	12,813	—	12,437	249	14,679	—	457	1,357	97,520
Acquired credit impaired loans (2)	72	—	—	—	—	—	—	—	—	72
Total portfolio	$135,046	$32,684	$9,113	$98,160	$15,281	$157,555	$15,584	$15,433	$2,000	$480,856
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.
(2)	Acquired credit impaired loans are evaluated on an individual basis.

June 30, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$709	$133	$487	$843	$159	$854	$362	$51	$15	$3,613
Charge-offs	(154)	—	—	(55)	—	—	—	—	(29)	(238)
Recoveries	—	8	—	42	—	—	—	—	4	54
Provision	(49)	(28)	(101)	(303)	(49)	597	(196)	49	60	(20)
Ending Balance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409

Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	506	113	386	527	110	1,451	166	100	50	3,409
Total allowance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409

Loans receivable ending balance:
Individually evaluated for impairment	$3,336	$275	$—	$173	$291	$1,213	$—	$—	$—	$5,288
Collectively evaluated for impairment	78,478	15,679	14,778	81,834	12,471	138,812	4,942	8,626	531	356,151
Acquired non-credit impaired loans (1)	65,196	16,613	—	14,501	253	18,269	—	785	1,708	117,325
Acquired credit impaired loans (2)	133	23	—	—	—	—	—	—	—	156
Total portfolio	$147,143	$32,590	$14,778	$96,508	$13,015	$158,294	$4,942	$9,411	$2,239	$478,920
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.
(2)	Acquired credit impaired loans are evaluated on an individual basis.

During the year ended June 30, 2023, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment.  Specifically, we experienced significant growth in our commercial construction and land loan portfolio during the year ended June 30, 2023 and a corresponding increase in the provision for loan losses for this portfolio.  The overall decrease in the allowance during the year ended June 30, 2023 can primarily be attributed to improved credit quality metrics, including continued low levels of net charge-offs and a decrease in non-performing assets.

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

Credit Quality Information

The following tables represent credit exposures by internally assigned grades for the year ended June 30, 2023 and 2022, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at June 30, 2023 and 2022:

June 30, 2023
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$96,097	$15,030	$156,777	$15,584	$15,433	$298,921
Special Mention	1,231	—	—	—	—	1,231
Substandard	832	251	778	—	—	1,861
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$98,160	$15,281	$157,555	$15,584	$15,433	$302,013

June 30, 2022
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$94,929	$12,724	$157,081	$4,942	$9,411	$279,087
Special Mention	1,473	—	300	—	—	1,773
Substandard	106	291	913	—	—	1,310
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$96,508	$13,015	$158,294	$4,942	$9,411	$282,170

The following tables set forth the amounts of the portfolio of classified asset categories for the residential and consumer loan portfolios at June 30, 2023 and 2022:

Residential Real Estate and Consumer Loans
Credit Risk Internally Assigned
(Dollars in thousands)
June 30, 2023
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$132,956	$32,684	$9,113	$1,918	$176,671
Non-performing	2,090	—	—	82	2,172
	$135,046	$32,684	$9,113	$2,000	$178,843

June 30, 2022
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$142,362	$32,249	$14,778	$2,122	$191,511
Non-performing	4,781	341	—	117	5,239
	$147,143	$32,590	$14,778	$2,239	$196,750

Loan Delinquencies and Non-accrual Loans

Following are tables which include an aging analysis of the recorded investment of past due loans as of June 30, 2023 and 2022:

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2023
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$290	$457	$567	$1,314	$72	$133,660	$135,046	$—	$2,090
Home equity and HELOCs	—	—	—	—	—	32,684	32,684	—	—
Construction - residential	—	—	—	—	—	9,113	9,113	—	—
Commercial real estate:
1 - 4 family investor	—	752	—	752	—	97,408	98,160	—	832
Multi-family	251	—	—	251	—	15,030	15,281	—	251
Commercial non-residential	—	322	778	1,100	—	156,455	157,555	—	778
Construction and land	—	—	—	—	—	15,584	15,584	—	—
Commercial	—	—	—	—	—	15,433	15,433	—	—
Consumer	—	13	—	13	—	1,987	2,000	—	82
Total	$541	$1,544	$1,345	$3,430	$72	$477,354	$480,856	$—	$4,033

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2022
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$1,528	$622	$2,392	$4,542	$133	$142,468	$147,143	$—	$4,781
Home equity and HELOCs	19	—	183	202	23	32,365	32,590	—	341
Construction - residential	—	—	—	—	—	14,778	14,778	—	—
Commercial real estate:
1 - 4 family investor	—	—	—	—	—	96,508	96,508	—	106
Multi-family	—	—	—	—	—	13,015	13,015	—	291
Commercial non-residential	275	494	418	1,187	—	157,107	158,294	—	875
Construction and land	—	—	—	—	—	4,942	4,942	—	—
Commercial	—	—	—	—	—	9,411	9,411	—	—
Consumer	27	—	—	27	—	2,212	2,239	—	117
Total	$1,849	$1,116	$2,993	$5,958	$156	$472,806	$478,920	$—	$6,511

Interest income on non-accrual loans would have increased by approximately $192 thousand, and $275 thousand during the years ended June 30, 2023 and 2022, respectively, if these loans had performed in accordance with their terms.

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

June 30, 2023
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
1 - 4 family residential real estate	$1,209	$1,302	$—	$1,780	$—
Home equity and HELOCs	182	182	—	325	20
Construction residential	—	—	—	—	—
1 - 4 family investor commercial real estate	832	850	—	179	1
Multi-family	251	283	—	277	—
Commercial non-residential	778	783	—	1,042	19
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

With an allowance recorded:
1 - 4 family residential real estate	$—	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—	—
Construction residential	—	—	—	—	—
1 - 4 family investor commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
1 - 4 family residential real estate	$1,209	$1,302	$—	$1,780	$—
Home equity and HELOCs	182	182	—	325	20
Construction residential	—	—	—	—	—
1 - 4 family investor commercial real estate	832	850	—	179	1
Multi-family	251	283	—	277	—
Commercial non-residential	778	783	—	1,042	19
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

The impaired loans table above includes accruing TDRs in the amount of $182 thousand that are performing in accordance with their modified terms. The Company recognized $38 thousand of interest income on accruing TDRs during the year ended June 30, 2023. The table above does not include $72 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

June 30, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
1-4 Family residential real estate	$3,336	$3,582	$—	$2,552	$—
Home equity and HELOCs	275	277	—	462	18
Construction Residential	—	—	—	—	—
1 - 4 Family investor commercial real estate	173	185	—	303	4
Multi-family	291	308	—	384	—
Commercial non-residential	1,213	1,265	—	1,071	24
Construction and land	—	—	—	—	—
Commercial	—	—	—	2	—
Consumer	—	—	—	—	—

With an allowance recorded:
1-4 Family residential real estate	$—	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—	—
Construction Residential	—	—	—	—	—
1 - 4 Family investor commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
1-4 Family residential real estate	$3,336	$3,582	$—	$2,552	$—
Home equity and HELOCs	275	277	—	462	18
Construction Residential	—	—	—	—	—
1 - 4 Family investor commercial real estate	173	185	—	303	4
Multi-family	291	308	—	384	—
Commercial non-residential	1,213	1,265	—	1,071	24
Construction and land	—	—	—	—	—
Commercial	—	—	—	2	—
Consumer	—	—	—	—	—

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

Generally, the Company will charge-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the years ended June 30, 2023 and 2022, had impaired loans been current according to their original terms, amounted to $104 thousand and $183 thousand, respectively.

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

For the years ended June 30, 2023 and 2022, there were no loans modified that were identified as a troubled debt restructuring. The Company did not experience any re-defaulted TDRs subsequent to the loan being modified during the years ended June 30, 2023 and 2022.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of June 30, 2023 and 2022:

	June 30,
(Dollars in thousands)	2023	2022
Land	$1,778	$2,156
Office buildings and improvements	9,080	11,769
Furniture, fixtures and equipment	2,273	2,540
Automobiles	58	58
	13,189	16,523

Accumulated depreciation	(4,135)	(4,827)
	$9,054	$11,696

Depreciation expense amounted to $1.0 million and $975 thousand for the years ended June 30, 2023 and 2022, respectively.

During the three months ended September 30, 2022, the Company made a strategic decision to close the Bank’s branch office located in Collingswood, New Jersey and to consolidate the deposits from this branch office into the Bank’s Audubon, New Jersey branch office after assessing the branch’s profitability and its close geographic proximity to the Audubon, New Jersey branch location. The branch office located in Collingswood, New Jersey was closed effective December 31, 2022. During the quarter ended June 30, 2023, the Company transferred one property with a total carrying value of $1.1 million as of June 30, 2023 to the held for sale classification.  The Company intends to sell this property by December 31, 2023.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the acquisition of Audubon. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the acquisitions of Fidelity and Washington, respectively. As of June 30, 2023 and 2022, the other intangibles consisted of $519 thousand and $712 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2023, the Company included considerations of the current economic environment in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired.  No goodwill impairment exists during the year ended June 30, 2023.

Goodwill and other intangibles at June 30, 2023 and 2022, are summarized as follows:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, July 1, 2021	$4,858	$937
Adjustments:
Additions	—	—
Amortization	—	(225)
Balance, June 30, 2022	$4,858	$712
Adjustments:
Additions	—	—
Amortization	—	(193)
Balance, June 30, 2023	$4,858	$519

The following tables summarize amortizing intangible assets at June 30, 2023 and 2022:

	June 30, 2023
		Accumulated
(Dollars in thousands)	Gross	Amortization	Net
Core deposit intangibles	$1,694	$(1,175)	$519

	June 30, 2022
		Accumulated
(Dollars in thousands)	Gross	Amortization	Net
Core deposit intangibles	$1,694	$(982)	$712

Aggregate amortization expense was $193 thousand and $225 thousand for the years ended June 30, 2023 and 2022, respectively. Amortization expense for the next five years and thereafter is expected to be as follows:

(Dollars in thousands)
For the year ended June 30,	Expense
2024	$163
2025	132
2026	101
2027	70
2028	40
2029 and thereafter	13
$519

Note 9 – Deposits

Deposits and their respective weighted-average interest rates consist of the following major classifications as of June 30, 2023 and 2022:

	June 30, 2023		June 30, 2022
		Weighted		Weighted
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Non-interest bearing checking	$60,872	—%	$75,758	—%
Interest bearing checking	116,700	0.91	122,675	0.13
Money market accounts	208,020	2.77	171,316	0.30
Savings and club accounts	90,291	0.05	105,507	0.05
Certificates of deposit	159,377	2.30	131,361	0.89
	$635,260	1.66%	$606,617	0.31%

Time deposit accounts outstanding as of June 30, 2023 mature as follows:

(In thousands)	June 30, 2023
Twelve months ending:
2024	$121,678
2025	20,810
2026	6,642
2027	5,654
2028	4,117
Thereafter	476
$159,377

The aggregate amount of certificates of deposit accounts in denominations of $250 thousand or more totaled $17.8 million and $8.9 million at June 30, 2023 and 2022, respectively.

Note 10 – Borrowings

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank has a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $295.0 million at June 30, 2023. Advances from the FHLB of Pittsburgh consisted of $34.0 million and $65.0 million of fixed rate short-term borrowings at June 30, 2023 and 2022, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $427.2 million and $423.1 million of loans pledged as collateral as of June 30, 2023 and 2022, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $2.3 million and $3.5 million at June 30, 2023 and 2022, respectively.

Contractual maturities and the associated weighted average interest rate of FHLB advances at June 30, 2023 are presented in the table below.  As of June 30, 2023, the interest rates on the $34.0 million of FHLB advances ranged from 5.33% to 5.39%.

	June 30, 2023
(Dollars in thousands)		Weighted
Twelve months ending:	Amount	Average Rate
2024	$34,000	5.35%
Total FHLB advances	$34,000	5.35%

As of June 30, 2023, the Bank had $10.2 million of loans pledged as collateral to secure a $3.7 million overnight line of credit with the Federal Reserve Bank.  The Bank had no loans pledged to the Federal Reserve Bank as of June 30, 2022.  There was no outstanding  balance for the overnight line of credit with the Federal Reserve Bank as of June 30, 2023 and 2022. In addition, as of June 30, 2023 and 2022, the Bank had $10.0 million of available credit from the Atlantic Community Bankers Bank to purchase federal funds.

Note 11 — Income Taxes

The components of income tax expense for the years ended June 30, 2023 and 2022 are as follows:

	Year end June 30,
(Dollars in thousands)	2023	2022
Federal:
Current	$(430)	$(215)
Deferred	570	683
	140	468
State, current	60	100
	$200	$568

A reconciliation of the statutory federal income tax at a rate of 21.0% in 2023 and 2022 to the income tax expense included in the consolidated statements of income is as follows:

	Year ended June 30,
	2023		2022
		% of		% of
		Pretax		Pretax
(Dollars in thousands)	Amount	Income	Amount	Income
Federal income tax at statutory rate	$630	21.0%	$1,009	21.0%
State tax, net of federal benefit	47	1.6	79	1.6
Bank owned-life insurance	(232)	(7.7)	(218)	(4.5)
Income tax benefit	(211)	(7.1)	(288)	(6.0)
Other	(34)	(1.1)	(14)	(0.3)
	$200	6.7%	$568	11.8%

Income tax expense for the years ended June 30, 2023 and 2022 included $211 thousand and $288 thousand one-time income tax benefits related to refunds received associated with the carryback of net operating losses under the CARES Act.

Items that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	June 30,
(Dollars in thousands)	2023	2022
Deferred tax assets:
Loan origination fees	$150	$172
Allowance for loan losses	762	784
Deferred director’s fees	261	271
Deferred compensation	357	478
Purchase accounting adjustments	499	593
NOL carry forward	231	631
Net unrealized loss on securities	6,983	4,587
Stock based compensation	234	—
Other	344	227
Total deferred tax assets	9,821	7,743
Deferred tax liabilities:
Premises and equipment	(336)	(284)
Total deferred tax liabilities	(336)	(284)
Net deferred tax asset	$9,485	$7,459

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for loan losses and loan fees are recognized in different periods for financial reporting and tax return purposes. As of June 30, 2023, the Company has a $1.1 million net operating loss carryforward that will begin to expire by December 31, 2033.  A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Accounting literature also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. In accordance with GAAP, interest or penalties incurred for income taxes will be recorded as a component of other expenses. There are no material uncertain tax positions at June 30, 2023 or 2022. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations by taxing authorities for years before 2019.

Retained earnings included $2.8 million at June 30, 2023 and 2022, respectively, for which no provision for federal income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

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

During the year ended June 30, 2022, the Company granted 492,960 shares of restricted stock, with a weighted average grant date fair value of $11.67 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the Plan vest in equal installments over a five year period. Compensation expense related to the restricted shares is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the restricted shares for the years ended June 30, 2023 and 2022 was $1.1 million and $147 thousand, respectively. The expected future compensation expense related to the 383,258 non-vested restricted shares outstanding at June 30, 2023 was $4.3 million over a weighted average period of 3.88 years. The expected future compensation expense related to the 492,960 non-vested restricted shares outstanding at June 30, 2022 was $5.6 million over a weighted average period of 4.88 years.

The following is a summary of the Company's restricted stock activity during the year ended June 30, 2023:

	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2022	492,960	$11.67
Issued	—	—
Vested	(95,798)	11.66
Forfeited	(13,904)	11.82
Non-vested Restricted Stock Awards outstanding June 30, 2023	383,258	$11.66

The following is a summary of the Company's restricted stock activity during the year ended June 30, 2022:

	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2021	—	$—
Issued	492,960	11.67
Vested	—	—
Forfeited	—	—
Non-vested Restricted Stock Awards outstanding June 30, 2022	492,960	$11.67

The fair value of the 95,798 shares that vested during the year ended June 30, 2023 was $914 thousand.

During the year ended June 30, 2022, the Company granted 1,232,400 stock options, with a weighted average grant date fair value of $3.24 per share. Stock options granted under the Plan vest in equal installments over a five year period. Stock options were granted at a weighted average exercise price of $11.67, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was valued using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6.5 years, risk-free rate of return of 2.92%, volatility of 24.85%, and a dividend yield of 1.03%. Compensation expense recognized for the stock options for the years ended June 30, 2023 and 2022 was $771 thousand and $102 thousand, respectively. The expected future compensation expense related to the 1,197,640 stock options outstanding at June 30, 2023 was $3.0 million over a weighted average period of 3.88 years. The expected future compensation expense related to the 1,232,400 stock options outstanding at June 30, 2022 was $3.9 million over a weighted average period of 4.88 years.

The following is a summary of the Company's stock option activity during the year ended June 30, 2023:

	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2022	1,232,400	$11.67
Granted	—	—
Exercised	—	—
Forfeited	(34,760)	11.82
Expired	—	—
Ending balance June 30, 2023	1,197,640	$11.66

The following is a summary of the Company's stock option activity during the year ended June 30, 2022:

	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2021	—	$—
Granted	1,232,400	11.67
Exercised	—	—
Forfeited	—	—
Expired	—	—
Ending balance June 30, 2022	1,232,400	$11.67

The weighted average remaining contractual term was approximately 8.88 years and there was no aggregate intrinsic value for options outstanding as of June 30, 2023. As of June 30, 2023, exercisable options totaled 239,528 with an average weighted exercise of price of $11.66 per share, a weighted average remaining contractual term of approximately 8.88 years, and no aggregate intrinsic value. The weighted average remaining contractual term was approximately 9.88 years and the aggregate intrinsic value was $80 thousand for options outstanding as of June 30, 2022. There were no exercisable options as of June 30, 2022.

Note 13 – Employee and Director Benefit Plans

401(k) Plan

The Bank has a savings plan qualified under Section 401(k) of the Internal Revenue Code which covers substantially all of its employees. Employees can contribute up to 50% of gross pay and the Bank matches 100% of such contributions up to 6%. The Company recorded $421 thousand, and $393 thousand of expense associated with the 401(k) plan during the years ended June 30, 2023 and 2022, respectively.

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

In connection with the purchase of the shares, the ESOP borrowed $10.1 million from the Company at a fixed interest rate of 3.25% with a twenty-five-year term to fund the purchase of 881,130 shares.  The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares.  Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.  The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Company’s consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized $395 thousand and $430 thousand of ESOP expense associated with the release of shares from collateral during the years ended June 30, 2023 and 2022, respectively.

	June 30,
	2023	2022
Allocated shares	219,141	213,937
Shares committed to be released	17,479	17,479
Unreleased shares	801,272	836,517
Total ESOP shares	1,037,892	1,067,933
Fair value of unrealized shares	$8,132,911	$9,787,249

Directors Retirement Plan

The Bank has a retirement plan for the directors of the Bank. Upon retirement, a director who agrees to serve as a consulting director to the Bank will receive a monthly benefit amount for a period of up to 120 months. The plan was amended in October 2017 to allow credit for service as a director while also serving as an employee. As of June 30, 2023, the Company performed a discounted cash flow analysis for this plan to evaluate the balance of the liability and determined that the liability balance was overaccrued.  The Company recognized a credit of $45 thousand, and expense of $30 thousand, respectively, for these benefits in its Consolidated Statements of Income for the years ended June 30, 2023 and 2022. At both June 30, 2023 and 2022, approximately $1.6 million had been accrued under this plan.

Director Deferred Compensation Plan

The Bank has deferred compensation plans for certain directors of the Bank whereby they can elect to defer their directors’ fees. Under the plans’ provisions, benefits which accrue at the Bank’s highest certificate of deposit rate will be payable upon retirement, death, or permanent disability. The Company recognized $21 thousand and $9 thousand, respectively, of interest expense for these benefits in its Consolidated Statements of Income for the years ended June 30, 2023 and 2022.  At June 30, 2023 and 2022, approximately $1.1 million and $1.2 million, respectively, had been accrued for this benefit plan.

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

A summary of the Company's loan commitments is as follows as of June 30, 2023 and 2022:

	June 30,
(Dollars in thousands)	2023	2022
Commitments to extend credit	$6,877	$16,894
Unfunded commitments under lines of credit	75,372	71,999
Standby letters of credit	86	30

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

As of June 30, 2023, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

			CBLR Framework
As of June 30, 2023	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$161,774	18.67%	$77,989	9.00%

			CBLR Framework
As of June 30, 2022	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$157,519	18.28%	$77,547	9.00%

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

Fair value is based on quoted market prices, when available. If listed prices or quotes are not available, fair value is based on fair value models that use market participant or independently sourced market data which include discount rate, interest rate yield curves, credit risk, default rates and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include amounts to reflect counter party credit quality, creditworthiness, liquidity, and other unobservable inputs that are applied consistently over time. These adjustments are estimated and, therefore, subject to significant management judgment, and at times, may be necessary to mitigate the possibility of error or revision in the model-based estimate of the fair value provided by the model. The methods described above may produce fair value calculations that may not be indicative of the net realizable value. While the Company believes its valuation methods are consistent with other financial institutions, the use of different methods or assumptions to determine fair values could result in different estimates of fair value. FASB ASC Topic 820 for Fair Value Measurements and Disclosures describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.
Level 2:

Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:

Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of June 30, 2023 and 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$106,756	$—	$106,756
U.S. agency collateralized mortgage obligations	—	8,292	—	8,292
U.S. government agency securities	—	3,932	—	3,932
Municipal bonds	—	14,979	—	14,979
Corporate bonds	—	31,168	—	31,168
Equity securities	1,629	—	—	1,629
Total Assets	$1,629	$165,127	$—	$166,756

	June 30, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$117,506	$—	$117,506
U.S. agency collateralized mortgage obligations	—	9,709	—	9,709
U.S. government agency securities	—	5,038	—	5,038
Municipal bonds	—	15,642	—	15,642
Corporate bonds	—	34,850	—	34,850
Equity securities	2,258	—	—	2,258
Total Assets	$2,258	$182,745	$—	$185,003

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of June 30, 2023 and 2022, the Company charged-off the collateral deficiency on impaired loans. As a result, there were no specific reserves on impaired loans as of June 30, 2023 and 2022.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of June 30, 2023, there were no assets required to be measured and reported at fair value on a non-recurring basis. As of June 30, 2022, assets required to be measured and reported at fair value on a non-recurring basis are summarized as follows:

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

	Fair Value Measurements at June 30, 2023
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$477,543	$436,636	$—	$—	$436,636
Securities held to maturity	99,690	82,313	—	82,313	—

Financial instruments - liabilities:
Certificates of deposit	159,377	155,426	—	—	155,426
Advances from Federal Home Loan Bank	34,000	34,000	—	—	34,000

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2022
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$475,511	$468,485	$—	$—	$468,485
Securities held to maturity	102,135	88,321	—	88,321	—

Financial instruments - liabilities:
Certificates of deposit	131,361	130,974	—	—	130,974
Advances from Federal Home Loan Bank	65,000	65,000	—	—	65,000

Off-balance sheet financial instruments	—	—	—	—	—

Note 17 — Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee include real estate property for branches and office space with terms extending through 2043. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability for each of its operating leases. The operating lease ROU asset was $8.9 million and $6.8 million as of June 30, 2023 and 2022, respectively, and the operating lease liability was $9.1 million and $6.9 million as of June 30, 2023 and 2022, respectively. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months of less), or equipment leases (deemed immaterial) on the Consolidated Statements of Financial Condition.

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

During the year ended June 30, 2023, the Company’s lease agreements for the Levittown and Morrisville branch office locations commenced, which resulted in an increase of the ROU asset and lease liability of $1.7 million and $970 thousand, respectively.

	June 30,
	2023
Weighted average remaining lease term
Operating leases	16.4	years
Weighted average discount rate
Operating leases	2.89%

	June 30,
	2022
Weighted average remaining lease term
Operating leases	17.6	years
Weighted average discount rate
Operating leases	2.01%

The Company recorded $798 thousand and $590 thousand of net lease costs during the years ended June 30, 2023 and 2022, respectively.  During the year ended June 30, 2022, the Company recognized a $117 thousand gain on lease abandonment associated with the closure of the Frankford branch effective June 30, 2022 as part of the Company’s branch consolidation efforts.  Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2023 were as follows:

June 30,
2023
Operating
(in thousands)	Leases
Twelve months ended June 30,
2024	$811
2025	825
2026	620
2027	636
2028	649
Thereafter	8,037
Total future minimum lease payments	$11,578
Amounts representing interest	(2,471)
Present value of net future minimum lease payments	$9,107

Note 18 — Related Party Transactions

At June 30, 2023 and 2022 certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bank in the aggregate amount of $4.0 million and $1.5 million, respectively. These total commitments to lend include $1.3 million and $376 thousand of undrawn commitments at June 30, 2023 and 2022, respectively. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

The following table shows the loan activity for related parties for the years ended June 30, 2023 and 2022:

	June 30,
(Dollars in thousands)	2023	2022
Beginning Balance	$1,121	$1,190
New loans and funding of existing lines of credit	1,745	—
Loans to newly appointed directors	—	—
Repayments	(186)	(69)
Ending balance	$2,680	$1,121

None of the Company’s affiliates, officers, directors, or employees have an interest in or receive remuneration from any special purpose entities or qualified special purpose entities which the Company transacts business.

During the years ended June 30, 2023 and 2022, the Bank purchased certain insurance policies through a related party insurance agency and paid insurance commissions of $31 thousand and $41 thousand, respectively.  These insurance commissions are included in other expense on the Company’s Consolidated Statements of Income.

At June 30, 2023 and 2022, certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons had deposits with the Bank in the aggregate amount of $1.5 million and $1.3 million, respectively.

Note 19 — Parent Company Financial Information

WILLIAM PENN BANCORPORATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION — PARENT COMPANY ONLY

(Dollars in thousands)

As of June 30, 2023 and 2022

	June 30,
	2023	2022
ASSETS
Cash on deposit at the Bank	$14,119	$41,301
Investment in the Bank	144,004	148,364
Equity securities	1,629	2,258
Other assets	1,190	551
TOTAL ASSETS	$160,942	$192,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued and other liabilities	$197	$148
TOTAL LIABILITIES	197	148
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY	160,745	192,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,942	$192,474

WILLIAM PENN BANCORPORATION

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY

(Dollars in thousands)

For the Years Ended June 30, 2023 and 2022

	Year Ended June 30,
	2023	2022

INCOME
Interest on interest-bearing deposits with the Bank	$79	$142
Interest income on securities	131	114
Unrealized loss on equity securities	(629)	(242)
Total (loss) income	(419)	14
EXPENSES
Professional fees	495	570
Other expenses	202	175
Total expenses	697	745
Loss before income tax benefit and equity in undistributed net income of affiliates	(1,116)	(731)
Income tax benefit	(257)	(168)
Equity in undistributed net income of the Bank	3,661	4,800
NET INCOME	$2,802	$4,237
Comprehensive loss	$(5,219)	$(11,056)

WILLIAM PENN BANCORPORATION

CONDENSED STATEMENTS OF CASH FLOW — PARENT COMPANY ONLY

(Dollars in thousands)

For the Years Ended June 30, 2023 and 2022

	Year Ended
	June 30,
	2023	2022

Cash flows from operating activities
Net income	$2,802	$4,237
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(3,661)	(4,800)
Unrealized loss on equity securities	629	242
Net intercompany transactions	1,483	—
Other	205	350
Net cash provided by operating activities	1,458	29
Cash flows from investing activities
Purchases of equity securities	—	(2,500)
Net cash used in investing activities	—	(2,500)
Cash flows from financing activities
Cash dividends	(1,584)	(5,143)
Stock purchased and retired	(27,056)	(9,080)
Net cash used in financing activities	(28,640)	(14,223)
Net decrease in cash and cash equivalents	(27,182)	(16,694)
Cash and cash equivalents – beginning	41,301	57,995
Cash and cash equivalents – ending	$14,119	$41,301
Supplementary cash flows information
Income tax payments	$—	$—

Note 20 — Subsequent Events

On July 19, 2023, the Company declared a cash dividend of $0.03 per share, that was paid on August 10, 2023, to common shareholders of record at the close of business on July 31, 2023.

On August 29, 2023, the Company issued a press release announcing that the Company’s Board of Directors has authorized a sixth stock repurchase program to acquire up to 1,138,470 shares, or approximately 10.0%, of the Company's currently issued and outstanding common stock.  The sixth stock repurchase program was authorized following the completion of the Company’s fifth stock repurchase program on August 28, 2023. As of September 7, 2023, there were 891,170 shares remaining to be repurchased under the Company’s sixth repurchase program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: September 7, 2023	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth J. Stephon	Chairman, President and Chief Executive	September 7, 2023
Kenneth J. Stephon	Officer
(Principal Executive Officer)

/s/ Jonathan T. Logan	Executive Vice President and Chief	September 7, 2023
Jonathan T. Logan	Financial Officer
(Principal Financial and Accounting Officer)

/s/ William J. Feeney	Director	September 7, 2023
William J. Feeney

/s/ Craig Burton	Director	September 7, 2023
Craig Burton

/s/ D. Michael Carmody, Jr	Director	September 7, 2023
D. Michael Carmody, Jr

/s/ Glenn Davis	Director	September 7, 2023
Glenn Davis

/s/ Christopher M. Molden	Director	September 7, 2023
Christopher M. Molden

/s/ William C. Niemczura	Director	September 7, 2023
William C. Niemczura

/s/ William B.K. Parry, Jr.	Director	September 7, 2023
William B.K. Parry, Jr.

/s/ Terry L. Sager	Director	September 7, 2023
Terry L. Sager

/s/ Vincent P. Sarubbi	Director	September 7, 2023
Vincent P. Sarubbi