Form 10-Q
period 2023-09-30
William Penn Bancorporation
filed 2023-11-02
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the issuer’s common stock, as of November 2, 2023: 10,068,641 shares.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of September 30, 2023 and June 30, 2023 (unaudited)

	September 30,	June 30,
	2023	2023

ASSETS
Cash and due from banks	$7,236	$7,652
Interest bearing deposits with other banks	10,492	11,561
Federal funds sold	239	1,580
Total cash and cash equivalents	17,967	20,793
Interest-bearing time deposits	100	600
Securities available for sale, at fair value	156,097	165,127
Securities held to maturity, net of allowance for credit losses of $0 as of September 30, 2023 (fair value of $76,853 and $82,313, as of September 30, 2023 and June 30, 2023, respectively)	97,544	99,690
Equity securities	1,702	1,629
Loans receivable, net of allowance for credit losses of $3,587 and $3,313 as of September 30, 2023 and June 30, 2023, respectively	472,052	477,543
Premises and equipment, net	7,668	9,054
Regulatory stock, at cost	3,286	2,577
Deferred income taxes	11,104	9,485
Bank-owned life insurance	40,869	40,575
Goodwill	4,858	4,858
Intangible assets	478	519
Operating lease right-of-use assets	8,775	8,931
Accrued interest receivable and other assets	7,487	6,198
TOTAL ASSETS	$829,987	$847,579

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$626,507	$635,260
Advances from Federal Home Loan Bank	51,000	34,000
Advances from borrowers for taxes and insurance	1,707	3,227
Operating lease liabilities	8,972	9,107
Accrued interest payable and other liabilities	5,407	5,240
TOTAL LIABILITIES	693,593	686,834
Commitments and contingencies (note 12)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 10,828,903 shares issued and outstanding at September 30, 2023 and 12,452,921 shares issued and outstanding at June 30, 2023	108	125
Additional paid-in capital	114,934	134,387
Unearned common stock held by employee stock ownership plan	(9,093)	(9,194)
Retained earnings	58,410	58,805
Accumulated other comprehensive loss	(27,965)	(23,378)
TOTAL STOCKHOLDERS' EQUITY	136,394	160,745
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$829,987	$847,579

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three Months Ended September 30, 2023 and 2022 (unaudited)

	Three Months Ended September 30,
	2023	2022

INTEREST INCOME
Loans receivable, including fees	$6,139	$5,297
Securities	1,711	1,657
Other	161	129
Total interest income	8,011	7,083
INTEREST EXPENSE
Deposits	2,730	509
Borrowings	537	333
Total interest expense	3,267	842

Net interest income	4,744	6,241

Provision for credit losses	5	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,739	6,241
OTHER INCOME
Service fees	215	211
Earnings on bank-owned life insurance	294	273
Unrealized gain (loss) on equity securities	73	(273)
Other	68	71
Total other income	650	282
OTHER EXPENSES
Salaries and employee benefits	2,935	3,241
Occupancy and equipment	760	788
Data processing	494	431
Professional fees	210	263
Amortization of intangible assets	41	48
Other	785	792
Total other expense	5,225	5,563

Income before income taxes	164	960

Income tax benefit	(15)	(67)
NET INCOME	$179	$1,027

Basic and diluted earnings per share	$0.02	$0.08

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

For the Three Months Ended September 30, 2023 and 2022 (unaudited)

	Three Months Ended September 30,
	2023	2022

Net income	$179	$1,027

Other comprehensive loss:
Changes in net unrealized loss on securities available for sale	(5,957)	(10,066)
Tax effect	1,370	2,316
Other comprehensive loss, net of tax	(4,587)	(7,750)
Comprehensive loss	$(4,408)	$(6,723)

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three Months Ended September 30, 2023 and 2022 (unaudited)

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2023	12,452,921	$125	$134,387	$(9,194)	$58,805	$(23,378)	$160,745
Net income	—	—	—	—	179	—	179
Other comprehensive loss	—	—	—	—	—	(4,587)	(4,587)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(226)	—	(226)
Restricted stock expense	—	—	282	—	—	—	282
Stock option expense	—	—	195	—	—	—	195
Stock purchased and retired	(1,624,018)	(17)	(19,931)	—	—	—	(19,948)
ESOP shares committed to be released	—	—	1	101	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(348)	—	(348)
Balance, September 30, 2023	10,828,903	$108	$114,934	$(9,093)	$58,410	$(27,965)	$136,394

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2022	14,896,590	$149	$159,546	$(9,599)	$57,587	$(15,357)	$192,326
Net income	—	—	—	—	1,027	—	1,027
Other comprehensive loss	—	—	—	—	—	(7,750)	(7,750)
Restricted stock expense	—	—	289	—	—	—	289
Stock option expense	—	—	201	—	—	—	201
Stock purchased and retired	(397,352)	(4)	(4,578)	—	—	—	(4,582)
ESOP shares committed to be released	—	—	—	102	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(419)	—	(419)
Balance, September 30, 2022	14,499,238	$145	$155,458	$(9,497)	$58,195	$(23,107)	$181,194

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Three Months Ended September 30, 2023 and 2022 (unaudited)

	Three Months Ended
	September 30,
	2023	2022

Cash flows from operating activities
Net income	$179	$1,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5	—
Depreciation expense	197	265
Other accretion, net	(136)	(133)
Amortization of core deposit intangibles	41	48
Amortization of ESOP	102	102
Unrealized (gain) loss on equity securities	(73)	273
Earnings on bank-owned life insurance	(294)	(273)
Stock based compensation expense	477	490
Other, net	(96)	800
Net cash provided by operating activities	402	2,599
Cash flows from investing activities
Securities available for sale:
Purchases	—	(1,923)
Maturities, calls and principal paydowns	3,000	3,637
Securities held to maturity:
Purchases	—	(4,484)
Maturities, calls and principal paydowns	2,153	2,243
Net decrease in loans receivable	5,405	3,181
Interest bearing time deposits:
Maturities and principal paydowns	500	—
Regulatory stock purchases	(2,109)	(1,487)
Regulatory stock redemptions	1,400	1,915
Purchases of premises and equipment, net	(48)	(122)
Proceeds from the sale of premises and equipment	—	123
Net cash provided by investing activities	10,301	3,083
Cash flows from financing activities
Net decrease in deposits	(8,713)	(6,373)
Net increase (repayment) of short-term borrowed funds	17,000	(10,000)
Repurchase of common stock	(19,948)	(4,582)
Decrease in advances from borrowers for taxes and insurance	(1,520)	(1,355)
Cash dividends	(348)	(419)
Net cash used in financing activities	(13,529)	(22,729)
Net decrease in cash and cash equivalents	(2,826)	(17,047)
Cash and cash equivalents - beginning	20,793	36,170
Cash and cash equivalents - ending	$17,967	$19,123
Supplementary cash flows information
Interest paid	$3,221	$877
Income tax payments (refunds)	205	(467)
Premises transferred to held for sale	1,237	—

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At September 30, 2023, WPSLA held $245.8 million of the Bank’s $255.3 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.

Use of Estimates in the Preparation of Financial Statements

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules of the U.S. Securities and Exchange Commission for Quarterly Reports on Form 10-Q. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for credit losses, goodwill, income taxes, postretirement benefits, and the fair value of investment securities. Actual results could differ from those estimates and assumptions.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

Recent Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance using the modified retrospective approach for all financial assets measured at amortized cost, including loans, held to maturity debt securities and unfunded commitments, as well as available for sale securities.  On July 1, 2023, the Company recorded a cumulative effect decrease to retained earnings of $187 thousand, net of tax, related to loans and $39 thousand, net of tax, related to unfunded commitments.  The Company determined that there was no impact to retained earnings related to available for sale or held to maturity debt securities as a result of adopting this guidance. The results reported for periods beginning on or after July 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The impact of the change from the incurred loss model to the current expected credit loss model is included in the table below.

	July 1, 2023
		Adoption
(Dollars in thousands)	Pre-adoption	Impact	As Reported
Assets
ACL on debt securities available for sale	$—	$—	$—
ACL on debt securities held to maturity	—	—	—
ACL on loans
Residential real estate:
1 - 4 family	486	(67)	419
Home equity and HELOCs	113	19	132
Construction -residential	214	(174)	40
Commercial real estate:
1 - 4 family investor	569	(241)	328
Multi-family (five or more)	89	(30)	59
Commercial non-residential	1,420	379	1,799
Construction and land	281	(93)	188
Commercial	82	254	336
Consumer loans	59	196	255

Liabilities
ACL on unfunded commitments	101	50	151
	$3,414	$293	$3,707

Recent Accounting Pronouncements Not Yet Adopted

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

Allowance for Credit Losses on Loans

The Company maintains its allowance for credit losses (“ACL”) at a level that management believes to be appropriate to absorb estimated credit losses as of the date of the Consolidated Statement of Financial Condition.  The Company established its allowance in accordance with the guidance included in Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses (“ASC 326”). The ACL is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans.  Loans, or portions thereof, are charged-off against the ACL when they are deemed uncollectible.  Expected recoveries do not exceed the aggregate amounts previously charged-off and expected to be charged-off.  The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, the historical loss experience of a peer group of banks identified by management, current conditions and forecasts of future economic conditions.  The determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.  The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.  The ACL is measured on a collective (pool) basis when similar characteristics exist.  The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

Historical credit loss experience is the basis for the estimate of expected credit losses.  We apply our historical loss rates and the historical loss rates of a group of peer banks identified by management to pools of loans with similar risk characteristics using the Weighted-Average Remaining Maturity (“WARM”) method.  The remaining contractual life of the pools of loans with similar risk characteristics is adjusted by expected scheduled payments and prepayments.  After consideration of the historical loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information.  Our reasonable and supportable forecast adjustment is based on a regional economic indicator obtained from the St. Louis Federal Reserve economic database.  The Company selected eight qualitative metrics which were correlated with the Bank and its peer group’s historical loss patterns.  The eight qualitative metrics include: changes in lending policies and procedures, changes in national and local economic conditions as well as business conditions, changes in the nature, complexity, and volume of the portfolio, changes in the experience, ability, and depth of lenders and lending management, changes in the volume and severity of past due and classified loans, changes in the quality of the Bank’s loan review system, changes in the value of collateral securing the loans, and changes in or the existence of credit concentrations. The adjustments are weighted for relevance before applying to each pool of loans.  Each quarter, management reviews the recommended adjustment factors and applies any additional adjustments based on local and current conditions.

The Company has elected to exclude $1.9 million of accrued interest receivable as of September 30, 2023 from the measurement of its ACL.  When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.  Accrued interest on loans is reported in the accrued interest receivable and other assets line on the consolidated statements of financial condition.

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and, therefore, should be individually assessed. We evaluate all commercial loans that meet the following criteria: (1) when it is determined that foreclosure is probable, (2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, (3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Credit loss estimates are calculated based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A charge-off is recorded if the fair value of the loan is less than the loan balance.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on unfunded loan commitments is included in accrued interest payable and other liabilities in the Company’s Statement of Financial Condition and is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Allowance for Credit Losses on Held to Maturity Securities

The Company accounts for its held to maturity securities in accordance with Accounting Standards Codification (ASC) 326-20, Financial Instruments – Credit Loss – Measured at Amortized Cost, which requires that the Company measure expected credit losses on held to maturity debt securities on a collective basis by major security type.  The estimate of expected credit losses considers historical credit loss information that is adjusted for current economic conditions and reasonable and supportable forecasts.

The Company classifies its held to maturity debt securities into the following major security types: mortgage-backed securities, U.S. government agency securities and municipal bonds.  Generally, these securities are highly rated with a history of no credit losses.  Credit ratings of held to maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, the Company determined that an allowance for credit losses on its’ held to maturity portfolio is not required.

Accrued interest receivable on held to maturity debt securities totaled $142 thousand as of September 30, 2023 and is included within accrued interest receivable and other assets on the Company’s Consolidated Statement of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, held to maturity debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

Allowance for Credit Losses on Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Bank intends to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the amortized cost basis of the security is written down to fair value through income. For available for sale debt securities that do not meet the previously mentioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The ACL on available for sale debt securities is included within securities available for sale on the Consolidated Statements of Financial Condition. Changes in the allowance for credit losses are recorded within provision for credit losses on the Consolidated Statements of Income. Losses are charged against the allowance when the Company believes the collectability of an available for sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale debt securities totaled $806 thousand as of September 30, 2023 and is included within accrued interest receivable and other assets on the Company’s Consolidated Statement of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, available for sale debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three months ended September 30, 2023 and 2022. Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $179 thousand and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, were used as the numerators. See Note 11 to these consolidated financial statements for further discussion of stock grants.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended
	September 30,
(Dollars in thousands, except share and per share amounts)	2023	2022
Basic and diluted earnings per share:
Net income	$179	$1,027

Basic average common shares outstanding	10,600,522	13,435,273
Effect of dilutive securities	20,081	17,629
Dilutive average shares outstanding	10,620,603	13,452,902
Earnings per share:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were 1,197,640 and 1,232,400 stock options that were anti-dilutive for the three months ended September 30, 2023 and 2022, respectively.

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of accumulated other comprehensive loss (“AOCL”) for the three months ended September 30, 2023 and 2022.

(Dollars in thousands)
	Unrealized Losses on Securities
	Available for Sale
Accumulated Other Comprehensive Loss (1)	2023	2022
Balance at June 30,	$(23,378)	$(15,357)
Other comprehensive loss before reclassifications	(4,587)	(7,750)
Amounts reclassified from accumulated other comprehensive loss	—	—
Period change	(4,587)	(7,750)
Balance at September 30,	$(27,965)	$(23,107)

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 23% for both 2023 and 2022.

There were no reclassifications out of AOCL during the three months ended September 30, 2023 and 2022.

Note 5 – Investment Securities

Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of investments in debt securities are as follows:

	September 30, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
(Dollars in thousands)	Cost	Gains	Losses	Losses	Value
Available For Sale:
Mortgage-backed securities	$121,608	$—	$(22,631)	$—	$98,977
U.S. agency collateralized mortgage obligations	9,903	—	(2,083)	—	7,820
U.S. government agency securities	3,643	142	(83)	—	3,702
Municipal bonds	20,061	—	(6,091)	—	13,970
Corporate bonds	37,200	—	(5,572)	—	31,628
Total Available For Sale	$192,415	$142	$(36,460)	$—	$156,097

	September 30, 2023
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for Credit
(Dollars in thousands)	Cost	Gains	Losses	Value	Losses
Held To Maturity:
Mortgage-backed securities	$92,494	$—	$(20,607)	$71,887	$—
U.S. government agency securities	4,990	—	(84)	4,906	—
Municipal bonds	60	—	—	60	—
Total Held To Maturity	$97,544	$—	$(20,691)	$76,853	$—

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$124,252	$21	$(17,517)	$106,756
U.S. agency collateralized mortgage obligations	10,074	—	(1,782)	8,292
U.S. government agency securities	3,881	140	(89)	3,932
Municipal bonds	20,081	—	(5,102)	14,979
Corporate bonds	37,200	—	(6,032)	31,168
Total Available For Sale	$195,488	$161	$(30,522)	$165,127

Held To Maturity:
Mortgage-backed securities	$94,648	$—	$(17,275)	$77,373
U.S. government agency securities	4,982	—	(102)	4,880
Municipal bonds	60	—	—	60
Total Held To Maturity	$99,690	$—	$(17,377)	$82,313

The Company did not sell any investment securities during the three months ended September 30, 2023 and 2022.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	September 30, 2023
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$5,050	$4,966
Due after one year through five years	16	16	—	—
Due after five years through ten years	42,660	35,988	—	—
Due after ten years	149,739	120,093	92,494	71,887
	$192,415	$156,097	$97,544	$76,853

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and June 30, 2023:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$3,355	$(95)	$95,622	$(22,536)	$98,977	$(22,631)
U.S. agency collateralized mortgage obligations	—	—	7,820	(2,083)	7,820	(2,083)
U.S. government agency securities	—	—	894	(83)	894	(83)
Municipal bonds	—	—	13,970	(6,091)	13,970	(6,091)
Corporate bonds	3,583	(567)	28,045	(5,005)	31,628	(5,572)
	6,938	(662)	146,351	(35,798)	153,289	(36,460)
Held To Maturity:
Mortgage-backed securities	—	—	71,887	(20,607)	71,887	(20,607)
U.S. government agency securities	497	(1)	4,409	(83)	4,906	(84)
	497	(1)	76,296	(20,690)	76,793	(20,691)
Total Temporarily Impaired Securities	$7,435	$(663)	$222,647	$(56,488)	$230,082	$(57,151)

	June 30, 2023
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$16,794	$(967)	$86,371	$(16,550)	$103,165	$(17,517)
U.S. agency collateralized mortgage obligations	—	—	8,292	(1,782)	8,292	(1,782)
U.S. government agency securities	—	—	943	(89)	943	(89)
Municipal bonds	—	—	14,979	(5,102)	14,979	(5,102)
Corporate bonds	10,715	(1,435)	20,453	(4,597)	31,168	(6,032)
	27,509	(2,402)	131,038	(28,120)	158,547	(30,522)
Held To Maturity:
Mortgage-backed securities	—	—	77,373	(17,275)	77,373	(17,275)
U.S. government agency securities	4,880	(102)	—	—	4,880	(102)
	4,880	(102)	77,373	(17,275)	82,253	(17,377)
Total Temporarily Impaired Securities	$32,389	$(2,504)	$208,411	$(45,395)	$240,800	$(47,899)

At September 30, 2023, the Company had six securities in the less than 12 months loss position and 122 securities in the 12 month or greater loss position.  The unrealized loss on securities is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider the unrealized losses to be credit losses  at September 30, 2023 and the Company does not consider these investments to be other-than temporarily impaired at June 30, 2023. There were 126 investment securities that were temporarily impaired at June 30, 2023.  The Company did not recognize any credit losses on these securities for the three months ended September 30, 2023, or other-than temporary impairment charges for the three months ended September 30, 2022.

At September 30, 2023 and June 30, 2023, $2.4 million and $2.5 million, respectively, in the carrying value of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $1.7 million as of September 30, 2023 and $1.6 million as of June 30, 2023.  During the three months ended September 30, 2023 and 2022, the Company recorded $73 thousand of unrealized gains and $273 thousand of unrealized losses, respectively, which were recorded in Unrealized gain (loss) on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans, net of deferred loan fees (costs) at September 30, 2023 and June 30, 2023 are summarized as follows:

	September 30,		June 30,
	2023		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$131,305	27.61%	$135,046	28.08%
Home equity and HELOCs	32,497	6.83	32,684	6.79
Construction -residential	8,813	1.85	9,113	1.90
Commercial real estate:
1 - 4 family investor	96,337	20.25	98,160	20.41
Multi-family (five or more)	15,258	3.21	15,281	3.18
Commercial non-residential	155,399	32.67	157,555	32.77
Construction and land	19,343	4.07	15,584	3.24
Commercial	14,759	3.10	15,433	3.21
Consumer loans	1,928	0.41	2,000	0.42
Total Loans	475,639	100.00%	480,856	100.00%

Allowance for credit losses	(3,587)		(3,313)
Net Loans	$472,052		$477,543

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $12.2 million and $12.5 million at September 30, 2023 and June 30, 2023, respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

Commercial non-residential loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. As of September 30, 2023 and June 30, 2023, the Company had one shared national credit loan commitment for $12.5 million with no balance outstanding that is a purchased participation classified as pass rated and all payments are current and the loan is performing in accordance with its contractual terms.  The Company’s accounting policies for shared national credits, including our charge off and reserve policy, are consistent with the significant accounting policies disclosed in our financial statements for the Company’s total loan portfolio.  Shared national credits are subject to the same underwriting guidelines as loans originated by the Bank and are subject to annual reviews where the risk rating of the loan is evaluated.  Additionally, the Bank obtains quarterly financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan.  The information used in the analysis is provided by the borrower through the agent bank.

Allowance for Credit Losses. As previously discussed in the “Recent Accounting Pronouncements” section of Note 2 “Summary of Significant Accounting Policies,” the Company adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses:

Measurement of Credit Losses on Financial Instruments (Topic 326).  ASU 2016-13 requires estimated credit losses on loans to be determined based on an expected life of loan model, as compared to an incurred loss model (in effect for periods prior to July 1, 2023).  Accordingly, the allowance for losses disclosures subsequent to July 1, 2023 are not always comparable to prior dates.  In addition, certain new disclosures required under ASU 2016-13 are not applicable to prior periods.  As a result, the following tables present disclosures separately for each period, where appropriate.  New disclosures required under ASU 2016-13 are only shown for the current period.  Please refer to Note 2 “Summary of Significant Accounting Policies” for a summary of the impact of adopting the provisions of ASU 2016-13 on July 1, 2023.

The following tables set forth the allocation of the Bank’s allowance for credit losses by loan category at the dates indicated. The portion of the credit loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total credit loss allowance is a valuation allocation applicable to the entire loan portfolio. The Company generally charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due and all loans rated substandard or worse that are 90 days past due.

The following table presents, by loan portfolio segment, the changes in the allowance for credit losses for the three months ended September 30, 2023:

September 30, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313
Impact of adopting ASU 2016-13	(67)	19	(174)	(241)	(30)	379	(93)	254	196	243
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	26	26
Provision (recovery)	(12)	(1)	(1)	(3)	(6)	(32)	45	4	11	5
Ending Balance	$407	$131	$39	$325	$53	$1,767	$233	$340	$292	$3,587

The following table presents, by loan portfolio segment, the changes in the allowance for loan losses for the three months ended September 30, 2022:

September 30, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409
Charge-offs	(79)	—	—	—	—	—	—	—	—	(79)
Recoveries	—	—	—	—	—	—	—	—	3	3
Provision (recovery)	66	3	(85)	(32)	2	(20)	58	11	(3)	—
Ending Balance	$493	$116	$301	$495	$112	$1,431	$224	$111	$50	$3,333

During the three months ended September 30, 2023 and exclusive of the impact of the adoption of ASU 2016-13, the changes in the provision for credit losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment.  Specifically, we experienced significant growth in our commercial construction and land portfolio during the three months ended September 30, 2023 and a corresponding increase in the provision for credit losses for this portfolio.  The overall increase in the allowance during the three months ended September 30, 2023 can be primarily attributed to the previously mentioned growth in our commercial construction and land portfolio, partially offset by improved asset quality metrics with continued low levels of net charge-offs and a decrease in non-performing assets.

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

Under the provisions of ASU 2016-13, loan evaluated individually for impairment consist of non-accrual loans.  Under the incurred loss model in effect prior to the adoption of ASU 2016-13, loans evaluated individually for impairment were referred to as impaired loans.

The following table presents the allowance for credit losses and recorded investment by loan portfolio classification at September 30, 2023:

September 30, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	407	131	39	325	53	1,767	233	340	292	3,587
Total allowance	$407	$131	$39	$325	$53	$1,767	$233	$340	$292	$3,587

Loans receivable ending balance:
Individually evaluated for impairment	$2,033	$—	$—	$111	$236	$1,095	$—	$—	$81	$3,556
Collectively evaluated for impairment	129,272	32,497	8,813	96,226	15,022	154,304	19,343	14,759	1,847	472,083
Total portfolio	$131,305	$32,497	$8,813	$96,337	$15,258	$155,399	$19,343	$14,759	$1,928	$475,639

The following table presents the allowance for loan losses and recorded investment by loan portfolio classification at June 30, 2023:

June 30, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	486	113	214	569	89	1,420	281	82	59	3,313
Total allowance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313

Loans receivable ending balance:
Individually evaluated for impairment	$1,209	$182	$—	$832	$251	$778	$—	$—	$—	$3,252
Collectively evaluated for impairment	78,237	19,689	9,113	84,891	14,781	142,098	15,584	14,976	643	380,012
Acquired non-credit impaired loans (1)	55,528	12,813	—	12,437	249	14,679	—	457	1,357	97,520
Acquired credit impaired loans (2)	72	—	—	—	—	—	—	—	—	72
Total portfolio	$135,046	$32,684	$9,113	$98,160	$15,281	$157,555	$15,584	$15,433	$2,000	$480,856
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.
(2)	Acquired credit impaired loans are evaluated on an individual basis.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2023 and June 30, 2023 that management uses to monitor the credit quality of the overall loan portfolio. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. All loans greater than 90 days past due are considered Substandard.  The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The Bank has a structured loan rating process with several layers of internal and external oversight to help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed. Generally, consumer and residential mortgage loans are included in the Pass category unless a specific action, such as nonperformance, repossession, or death occurs to raise awareness of a possible credit event. The Company’s Credit Department is responsible for the timely and accurate risk rating of the loans on an ongoing basis. Every credit which must be approved by Loan Committee or the Board of Directors is assigned a risk rating at time of consideration. The Credit Department also annually reviews commercial relationships of $500,000 or greater to assign or re-affirm risk ratings.

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at September 30, 2023 and June 30, 2023:

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1 - 4 family investor
Pass	$1,448	$12,185	$6,831	$17,783	$12,245	$42,376	$1,537	$719	$95,124
Special Mention	—	—	—	—	—	1,102	—	—	1,102
Substandard	—	—	—	—	—	111	—	—	111
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1 - 4 family investor	$1,448	$12,185	$6,831	$17,783	$12,245	$43,589	$1,537	$719	$96,337
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family (five or more)
Pass	$101	$1,181	$1,346	$4,173	$5,050	$3,171	$—	$—	$15,022
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	236	—	—	236
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Multi-family	$101	$1,181	$1,346	$4,173	$5,050	$3,407	$—	$—	$15,258
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-residential
Pass	$553	$21,986	$62,611	$30,678	$16,490	$21,890	$—	$96	$154,304
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	320	477	298	—	—	1,095
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial non-residential	$553	$21,986	$62,611	$30,998	$16,967	$22,188	$—	$96	$155,399
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$811	$4,742	$10,501	$—	$1,167	$2,122	$—	$—	$19,343
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Construction and land	$811	$4,742	$10,501	$—	$1,167	$2,122	$—	$—	$19,343
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$—	$6,803	$7,378	$—	$53	$525	$—	$—	$14,759
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial	$—	$6,803	$7,378	$—	$53	$525	$—	$—	$14,759
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Information presented in the table above is not required for periods prior to the adoption of ASU 2016-13.  The following table presents more comparable information from the prior period, including internal credit risk ratings by loan class segments.

June 30, 2023
	Commercial Real Estate
	1 - 4 family			Construction
	investor	Multi-family	Non-residential	and land	Commercial	Total
Pass	$96,097	$15,030	$156,777	$15,584	$15,433	$298,921
Special Mention	1,231	—	—	—	—	1,231
Substandard	832	251	778	—	—	1,861
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Ending Balance	$98,160	$15,281	$157,555	$15,584	$15,433	$302,013

The Company monitors the credit risk profile by payment activity for residential and consumer loans.  Generally, residential and consumer loans on nonaccrual status and 90 or more days past due and accruing are considered non-performing and are reviewed monthly.  The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at September 30, 2023 and June 30, 2023:

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1 - 4 family residential
Performing	$3,550	$8,007	$13,872	$15,786	$8,627	$79,430	$—	$—	$129,272
Non-performing	—	—	—	—	131	1,902	—	—	2,033
Total 1 - 4 family residential	$3,550	$8,007	$13,872	$15,786	$8,758	$81,332	$—	$—	$131,305
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity & HELOCs
Performing	$535	$2,422	$517	$988	$427	$4,677	$21,156	$1,775	$32,497
Non-performing	—	—	—	—	—	—	—	—	—
Total Home equity & HELOCs	$535	$2,422	$517	$988	$427	$4,677	$21,156	$1,775	$32,497
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction residential
Performing	$1,728	$4,885	$645	$1,555	$—	$—	$—	$—	$8,813
Non-performing	—	—	—	—	—	—	—	—	—
Total construction residential	$1,728	$4,885	$645	$1,555	$—	$—	$—	$—	$8,813
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$116	$68	$25	$321	$1,317	$—	$—	$1,847
Non-performing	—	—	—	—	—	81	—	—	81
Total Consumer	$—	$116	$68	$25	$321	$1,398	$—	$—	$1,928
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Information presented in the table above is not required for periods prior to the adoption of ASU 2016-13.

The following table presents more comparable information from the prior period, including a disclosure of performing and non-performing loans by loan class segments.

June 30, 2023
	Residential Real Estate
		Home equity &
	1 - 4 family	HELOCs	Construction	Consumer	Total
Performing	$132,956	$32,684	$9,113	$1,918	$176,671
Non-performing	2,090	—	—	82	2,172
	$135,046	$32,684	$9,113	$2,000	$178,843

Loan Delinquencies and Non-accrual Loans

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a recorded payment is past due. The following are tables which include an aging analysis of the recorded investment of past due loans as of September 30, 2023 and June 30, 2023.  All non-accrual loans included in the tables below do not have an associated allowance for credit losses because any impairment is charged-off at the time the loan moves to non-accrual status.  As of September 30, 2023, $3.5 million of the non-accrual loans included in the table below are secured by real estate and $81 thousand are unsecured.

	Aged Analysis of Past Due and Non-accrual Loans
	As of September 30, 2023
							Recorded	Recorded
							Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$281	$654	$198	$1,133	$130,172	$131,305	$—	$2,033
Home equity and HELOCs	144	—	—	144	32,353	32,497	—	—
Construction - residential	—	—	—	—	8,813	8,813	—	—
Commercial real estate:
1 - 4 family investor	89	960	39	1,088	95,249	96,337	—	111
Multi-family	—	—	—	—	15,258	15,258	—	236
Commercial non-residential	—	—	1,095	1,095	154,304	155,399	—	1,095
Construction and land	—	—	—	—	19,343	19,343	—	—
Commercial	—	—	—	—	14,759	14,759	—	—
Consumer	—	31	13	44	1,884	1,928	—	81
Total	$514	$1,645	$1,345	$3,504	$472,135	$475,639	$—	$3,556

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2023
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$290	$457	$567	$1,314	$72	$133,660	$135,046	$—	$2,090
Home equity and HELOCs	—	—	—	—	—	32,684	32,684	—	—
Construction - residential	—	—	—	—	—	9,113	9,113	—	—
Commercial real estate:
1 - 4 family investor	—	752	—	752	—	97,408	98,160	—	832
Multi-family	251	—	—	251	—	15,030	15,281	—	251
Commercial non-residential	—	322	778	1,100	—	156,455	157,555	—	778
Construction and land	—	—	—	—	—	15,584	15,584	—	—
Commercial	—	—	—	—	—	15,433	15,433	—	—
Consumer	—	13	—	13	—	1,987	2,000	—	82
Total	$541	$1,544	$1,345	$3,430	$72	$477,354	$480,856	$—	$4,033

Interest income on non-accrual loans that would have been recorded if these loans had performed in accordance with their terms was approximately $49 thousand and $75 thousand during the three months ended September 30, 2023 and 2022, respectively.

Impaired Loans – Prior to the Adoption of ASU 2016-13

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, at June 30, 2023.

June 30, 2023
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family residential real estate	$1,209	$1,302	$—
Home equity and HELOCs	182	182	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	832	850	—
Multi-family	251	283	—
Commercial non-residential	778	783	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

With an allowance recorded:
1-4 family residential real estate	$—	$—	$—
Home equity and HELOCs	—	—	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	—	—	—
Multi-family	—	—	—
Commercial non-residential	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total:
1-4 family residential real estate	$1,209	$1,302	$—
Home equity and HELOCs	182	182	—
Construction residential	—	—	—
1 - 4 family investor commercial real estate	832	850	—
Multi-family	251	283	—
Commercial non-residential	778	783	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer	—	—	—

The impaired loans table above includes accruing loans with terms that have been modified to borrowers experiencing financial difficulty in the amount of $182 thousand that are performing in accordance with their modified terms. The Company recognized $10 thousand of interest income on accruing loans with terms that have been modified to borrowers experiencing financial difficulty during the three months ended September 30, 2022. The table above does not include $72 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

The following tables include the average recorded investment balances for impaired loans and the interest income recognized for the three months ended September 30, 2022.

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

Generally, the Bank charged-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the three months ended September 30, 2022, had impaired loans been current according to their original terms, amounted to $47 thousand.

Concentration of Credit Risk

The Company’s primary business activity as of September 30, 2023 was with customers throughout the Delaware Valley through twelve full-service branch offices located in Bucks and Philadelphia Counties in Pennsylvania, as well as Burlington, Camden, and Mercer Counties in New Jersey.  Accordingly, the Company has extended credit primarily to residential borrowers and commercial entities in this area whose ability to repay their loans is influenced by the region’s economy.

As of September 30, 2023, the Company considered its concentration of credit risk to be acceptable.  As of September 30, 2023, commercial real estate loans secured by retail space totaled approximately $53.2 million, or 11.2% of total loans, and were comprised of $41.8 million of non-owner-occupied properties and $11.4 million of owner-occupied properties.  The Company’s non-owner occupied commercial real estate loans that are secured by retail space have high occupancy rates with longstanding tenants.

Loans with Modified Terms to Borrowers Experiencing Financial Difficulty

During the three months ended September 30, 2023, there were no loans modified to borrowers experiencing financial difficulty.  During the three months ended September 30, 2022, there were no loans modified that were identified as a troubled debt restructuring (“TDR”) and there were no TDRs that subsequently defaulted within twelve months of modification.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of September 30, 2023 and June 30, 2023:

	September 30,	June 30,
(Dollars in thousands)	2023	2023
Land	$1,441	$1,778
Office buildings and improvements	7,878	9,080
Furniture, fixtures and equipment	2,266	2,273
Automobiles	58	58
	11,643	13,189

Accumulated depreciation	(3,975)	(4,135)
	$7,668	$9,054

Depreciation expense amounted to $197 thousand and $265 thousand for the three months ended September 30, 2023 and 2022, respectively.  During the three months ended September 30, 2023, the Company transferred one property with a carrying value of $1.2 million to the held for sale classification.  The Company intends to sell this property by June 30, 2024.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the 2018 acquisition of Audubon Savings Bank. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the 2020 acquisitions of Fidelity Savings and Loan Association of Bucks County (“Fidelity”) and Washington Savings Bank (“Washington”), respectively. As of September 30, 2023 and June 30, 2023, the other intangibles consisted of $478 thousand and $519 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2023, management included considerations of the current economic environment in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2023. During the three months ended September 30, 2023, management considered the current economic environment in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three months ended September 30, 2023.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2023	$4,858	$519
Adjustments:
Additions	—	—
Amortization	—	(41)
Balance, September 30, 2023	$4,858	$478

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2022	$4,858	$712
Adjustments:
Additions	—	—
Amortization	—	(48)
Balance, September 30, 2022	$4,858	$664

Aggregate amortization expense was $41 thousand and $48 thousand for the three months ended September 30, 2023 and 2022, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of September 30, 2023 and June 30, 2023:

(Dollars in thousands)	September 30, 2023	June 30, 2023
Non-interest bearing checking	$55,685	$60,872
Interest bearing checking	125,478	116,700
Money market accounts	193,608	208,020
Savings and club accounts	85,833	90,291
Certificates of deposit	165,903	159,377
	$626,507	$635,260

Note 10 – Borrowings

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $290.2 million and $295.0 million at September 30, 2023 and June 30, 2023, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $420.2 million and $427.2 million of loans pledged as collateral as of September 30, 2023 and June 30, 2023, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $3.0 million and $2.3 million at September 30, 2023 and June 30, 2023, respectively.

Advances from the FHLB of Pittsburgh consisted of $51.0 million and $34.0 million of fixed rate short-term borrowings as of September 30, 2023 and June 30, 2023, respectively.

As of September 30, 2023 and June 30, 2023, the Bank had $10.1 million and $10.2 million of loans pledged as collateral to secure a $3.8 million and $3.7 million overnight line of credit with the Federal Reserve Bank, respectively.  There was no outstanding balance for the overnight line of credit with the Federal Reserve Bank as of September 30, 2023 and June 30, 2023. In addition, as of September 30, 2023 and June 30, 2023, the Bank had $10.0 million of available credit from Atlantic Community Bankers Bank to purchase federal funds.

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

During the year ended June 30, 2022, the Company granted 492,960 shares of restricted stock, with a weighted average grant date fair value of $11.67 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the Plan vest in equal installments over a five year period. Compensation expense related to the restricted shares is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the restricted shares for the three months ended September 30, 2023 and 2022 was $282 thousand and $289 thousand, respectively. The expected future compensation expense related to the 383,258 non-vested restricted shares outstanding at September 30, 2023 was $4.0 million over a weighted average period of 3.63 years. The expected future compensation expense related to the 492,960 non-vested restricted shares outstanding at September 30, 2022 was $5.3 million over a weighted average period of 4.63 years.

The following is a summary of the Company's restricted stock activity during the three months ended September 30, 2023:

Weighted
	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2023	383,258	$11.66
Issued	—	—
Vested	—	—
Forfeited	—	—
Non-vested Restricted Stock Awards outstanding September 30, 2023	383,258	$11.66

The following is a summary of the Company's restricted stock activity during the three months ended September 30, 2022:

Weighted
	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2022	492,960	$11.67
Issued	—	—
Vested	—	—
Forfeited	—	—
Non-vested Restricted Stock Awards outstanding September 30, 2022	492,960	$11.67

During the year ended June 30, 2022, the Company granted 1,232,400 stock options, with a weighted average grant date fair value of $3.24 per share. Stock options granted under the Plan vest in equal installments over a five year period. Stock options were granted at a weighted average exercise price of $11.67, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was valued using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6.5 years, risk-free rate of return of 2.92%, volatility of 24.85%, and a dividend yield of 1.03%. Compensation expense recognized for the stock options for the three months ended September 30, 2023 and 2022 was $195 thousand and $201 thousand, respectively. The expected future compensation expense related to the 1,197,640 stock options outstanding at September 30, 2023 was $2.8 million over a weighted average period of 3.63 years. The expected future compensation expense related to the 1,232,400 stock options outstanding at September 30, 2022 was $3.7 million over a weighted average period of 4.63 years.

The following is a summary of the Company's stock option activity during the three months ended September 30, 2023:

	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2023	1,197,640	$11.66
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Ending balance September 30, 2023	1,197,640	$11.66

The following is a summary of the Company's stock option activity during the three months ended September 30, 2022:

Weighted
	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2022	1,232,400	$11.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Ending balance September 30, 2022	1,232,400	$11.67

The weighted average remaining contractual term was approximately 8.63 years and the aggregate intrinsic value was $976 thousand for options outstanding as of September 30, 2023. As of September 30, 2023, exercisable options totaled 239,528 with a weighted average exercise of price of $11.66 per share, a weighted average remaining contractual term of approximately 8.63 years, and the aggregate intrinsic value was $195 thousand. The weighted average remaining contractual term was approximately 9.63 years and there was no aggregate intrinsic value for options outstanding as of September 30, 2022. There were no exercisable options as of September 30, 2022.

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

A summary of the Company's loan commitments is as follows as of September 30, 2023 and June 30, 2023:

	September 30,	June 30,
(Dollars in thousands)	2023	2023
Commitments to extend credit	$9,359	$6,877
Unfunded commitments under lines of credit	72,409	75,372
Standby letters of credit	117	86

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

As of September 30, 2023 and June 30, 2023, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

			CBLR Framework
As of September 30, 2023	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$141,817	16.64%	$76,718	9.00%

			CBLR Framework
As of June 30, 2023	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$161,774	18.67%	$77,989	9.00%

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of September 30, 2023 and June 30, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$98,977	$—	$98,977
U.S. agency collateralized mortgage obligations	—	7,820	—	7,820
U.S. government agency securities	—	3,702	—	3,702
Municipal bonds	—	13,970	—	13,970
Corporate bonds	—	31,628	—	31,628
Equity securities	1,702	—	—	1,702
Total Assets	$1,702	$156,097	$—	$157,799

	June 30, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$106,756	$—	$106,756
U.S. agency collateralized mortgage obligations	—	8,292	—	8,292
U.S. government agency securities	—	3,932	—	3,932
Municipal bonds	—	14,979	—	14,979
Corporate bonds	—	31,168	—	31,168
Equity securities	1,629	—	—	1,629
Total Assets	$1,629	$165,127	$—	$166,756

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

Loan individually evaluated for impairment are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating the collateral for these loans is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of September 30, 2023 and June 30, 2023, the Company charged-off the collateral deficiency on loans evaluated individually for impairment. As a result, there were no specific reserves on loans evaluated individually for impairment as of September 30, 2023 and June 30, 2023.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of September 30, 2023 and June 30, 2023, there were no assets required to be measured and reported at fair value on a non-recurring basis.

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

	Fair Value Measurements at September 30, 2023
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$472,052	$439,471	$—	$—	$439,471
Securities held to maturity	97,544	76,853	—	76,853	—

Financial instruments - liabilities:
Certificates of deposit	165,903	163,421	—	—	163,421
Advances from Federal Home Loan Bank	51,000	51,000	—	—	51,000

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2023
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$477,543	$436,636	$—	$—	$436,636
Securities held to maturity	99,690	82,313	—	82,313	—

Financial instruments - liabilities:
Certificates of deposit	159,377	155,426	—	—	155,426
Advances from Federal Home Loan Bank	34,000	34,000	—	—	34,000

Off-balance sheet financial instruments	—	—	—	—	—

Note 15 – Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee include real estate property for branches and office space with terms extending through 2043. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability for each of its operating leases. The operating lease ROU asset was $8.8 million and $8.9 million as of September 30, 2023 and June 30, 2023, respectively, and the operating lease liability was $9.0 million and $9.1 million as of September 30, 2023 and June 30, 2023, respectively. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months of less), or equipment leases (deemed immaterial) on the Consolidated Statements of Financial Condition.

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

	September 30,
	2023
Weighted average remaining lease term
Operating leases	16.2	years
Weighted average discount rate
Operating leases	2.90%

	June 30,
	2023
Weighted average remaining lease term
Operating leases	16.4	years
Weighted average discount rate
Operating leases	2.89%

The Company recorded $223 thousand and $162 thousand of net lease costs during the three months ended September 30, 2023 and 2022, respectively. Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2023 were as follows:

September 30,
2023
Operating
(in thousands)	Leases
Twelve months ended September 30,
2024	$814
2025	775
2026	624
2027	640
2028	651
Thereafter	7,873
Total future minimum lease payments	$11,377
Amounts representing interest	(2,405)
Present value of net future minimum lease payments	$8,972

Note 16 – Subsequent Events

On October 18, 2023, the Company declared a cash dividend of $0.03 per share, payable on November 9, 2023, to common shareholders of record at the close of business on October 30, 2023.

As of November 2, 2023, the Company had repurchased a total of 5,564,751 shares at a total cost of $64.9 million, or $11.66 per share under the Company’s stock repurchase programs.  On October 18, 2023, the Company announced its seventh stock repurchase program that authorized the purchase of up to 1,046,610 shares, or approximately 10.0%, of the Company's then issued and outstanding common stock, which commenced upon the completion of the Company’s existing stock repurchase program on October 30, 2023. As of November 2, 2023, there were 869,018 shares remaining to be repurchased under the Company’s seventh stock repurchase program.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) military conflict (including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences), terrorism or other geopolitical events, and major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, the related disruption of any of these events to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) our ability to successfully execute our business plan and strategies and integrate the business operations of acquired businesses into our business operations (xiii) our ability to manage market risk, credit risk and operational risk in the current economic environment; (xiv) adverse changes in the securities markets; (xv) the inability of third party service providers to perform; (xvi) the impact of failures or disruptions in or breaches of the Company’s operational or security systems, data or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns; and (xvii) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the quarter ended September 30, 2023 discusses significant accounting policies, including the allowance for credit losses and the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses.  Please refer to Note 2 to the Company’s Consolidated Financial Statements for detail regarding the Company’s adoption of ASU 2016-13: Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the allowance for credit losses.  Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the

Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for credit losses.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $3.7 million as of September 30, 2023 in non-performing assets consisting of non-performing loans and one property held in other real estate owned. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for credit losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at September 30, 2023. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three months ended September 30, 2023, management considered the then current economic environment in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three months ended September 30, 2023.

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

As of September 30, 2023, we had net deferred tax assets totaling $11.1 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at September 30, 2023 and June 30, 2023

Summary.  Total assets decreased $17.6 million, or 2.1%, to $830.0 million at September 30, 2023, from $847.6 million at June 30, 2023, primarily due to an $11.1 million decrease in investments, a $5.4 million decrease in net loans and a $2.8 million decrease in cash and cash equivalents.  The Company used $19.8 million of cash during the three months ended September 30, 2023 to repurchase shares of stock under its previously announced stock repurchase programs.

Cash and cash equivalents decreased $2.8 million, or 13.6%, to $18.0 million at September 30, 2023, from $20.8 million at June 30, 2023.  The decrease in cash and cash equivalents was primarily due to the repurchase of 1,624,018 shares at a total cost of $19.8 million and an $8.8 million decrease in deposits, partially offset by a $17.0 million increase in advances from the FHLB of Pittsburgh, $5.2 million of investment paydowns and a $5.4 million decrease in net loans.

Investments.  Total investments decreased $11.1 million, or 4.2%, to $255.3 million at September 30, 2023, from $266.4 million at June 30, 2023.  The decrease in investments was primarily due to a $6.0 million increase in the gross unrealized loss on available for sale securities, as well as principal paydowns of the securities included in the available for sale and held to maturity portfolios.  The increase in the gross unrealized loss on available for sale securities is due to current interest rate levels relative to the Company’s cost and not credit quality.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans.  Net loans decreased $5.4 million, or 1.1%, to $472.1 million at September 30, 2023, from $477.5 million at June 30, 2023.  The interest rate environment has caused a slowdown in borrower demand.  The Company maintains conservative lending practices and pricing discipline, and is focused on lending to borrowers with high credit quality within its market footprint.

Deposits.  Deposits decreased $8.8 million, or 1.4%, to $626.5 million at September 30, 2023, from $635.3 million at June 30, 2023.  The decrease in deposits was primarily due to a $14.4 million decrease in money market accounts and a $5.1 million decrease in non-interest bearing checking accounts, partially offset by an $8.8 million increase in interest-bearing checking accounts and a $6.5 million increase in time deposit accounts.  The interest rate environment has created significant pricing competition for deposits within our market.

Borrowings.  Borrowings increased $17.0 million, or 50.0%, to $51.0 million at September 30, 2023, from $34.0 million at June 30, 2023.  During the three months ended September 30, 2023, the Company borrowed from the FHLB of Pittsburgh to fund a portion of the $19.8 million of share repurchases.

Stockholders’ Equity.  Stockholders’ equity decreased $24.3 million, or 15.1%, to $136.4 million at September 30, 2023, from $160.7 million at June 30, 2023. The decrease in stockholders’ equity was primarily due to the repurchase of 1,624,018 shares at a total cost of $19.8 million, or $12.16 per share, during the three months ended September 30, 2023 under the Company’s previously announced stock repurchase programs, as well as a $4.6 million increase in the accumulated other comprehensive loss component of equity related to the unrealized loss on available for sale securities, the payment of a $0.03 per share quarterly cash dividend in August 2023 totaling $348 thousand, and a $226 thousand one-time cumulative effect decrease to retained earnings from the adoption of ASU 2016-13. These decreases to stockholders’ equity were partially offset by $179 thousand of net income during the three months ended September 30, 2023.

Book value per share measured $12.60 as of September 30, 2023 compared to $12.91 as of June 30, 2023, and tangible book value per share measured $12.10 as of September 30, 2023 compared to $12.48 as of June 30, 2023.  Tangible book value per share is a non-GAAP financial measure that excludes goodwill and other intangible assets. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of tangible book value per share to book value per share.

As previously announced, the Company’s Board of Directors had authorized seven stock repurchase programs to acquire up to 6,433,769 shares of the Company’s outstanding shares. As of September 30, 2023, the Company had repurchased a total of 4,804,489 shares under these repurchase programs at a total cost of $55.5 million, or $11.56 per share.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended September 30,
			Change Fiscal 2023/2022
(Dollars in thousands)	2023	2022	$	%
Net interest income	$4,744	$6,241	$(1,497)	(23.99)%
Provision for credit losses	5	—	5	—
Non-interest income	650	282	368	130.50
Non-interest expenses	5,225	5,563	(338)	(6.08)
Income tax expense	(15)	(67)	52	(77.61)
Net income	$179	$1,027	$(848)	(82.57)

Return on average assets (annualized)	0.09%	0.48%
Core return on average assets(1) (non-GAAP) (annualized)	0.06	0.48
Return on average equity (annualized)	0.47	2.14
Core return on average equity(1) (non-GAAP) (annualized)	0.32	2.14
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded net income of $179 thousand, or $0.02 per basic and diluted share, for the three months ended September 30, 2023, compared to net income of $1.0 million, or $0.08 per basic and diluted share, for the three months ended September 30, 2022.  The Company recorded core net income of $123 thousand, or $0.01 per basic and diluted share, for the three months ended September 30, 2023, compared to core net income of $1.0 million, or $0.08 per basic and diluted share, for the three months ended September 30, 2022.  Core net income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net income to net income.

Net Interest Income

For the three months ended September 30, 2023, net interest income was $4.7 million, a decrease of $1.5 million, or 24.0%, from the quarter ended September 30, 2022.  The decrease in net interest income was primarily due to an increase in interest expense on deposits and borrowings, partially offset by an increase in interest income on loans and investments. The net interest margin measured 2.52% for the three months ended September 30, 2023, compared to 3.19% for the three months ended September 30, 2022.  The decrease in the net interest margin during the three months ended September 30, 2023, compared to the same period in 2022 was primarily due to an increase in the average balance of deposits and the rise in interest rates that caused an increase in the cost of borrowings and deposits that exceeded the increase in interest income on loans and investments.

Provision for Credit Losses

During the three months ended September 30, 2023, we recorded a $5 thousand provision for credit losses primarily due to an increase in the balance of our commercial construction and land loans.  During the three months ended September 30, 2022, we did not record a provision for loan losses due to stable asset quality metrics and continued low levels of net charge-offs and non-performing assets.  Our allowance for credit losses totaled $3.6 million, or 0.75% of total loans, as of September 30, 2023, compared to $3.3 million, or 0.69% of total loans, as of June 30, 2023.  Based on a review of the loans that were in the loan portfolio at September 30, 2023, management believes that the allowance is maintained at a level that represents its best estimate of lifetime credit losses.

Management uses available information to establish the appropriate level of the allowance for credit losses. Future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for credit losses may not be sufficient to cover actual loan losses, and future provisions for credit losses could materially adversely affect our operating results. In addition, various bank regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022
Service fees	$215	$211
Earnings on bank-owned life insurance	294	273
Unrealized gain (loss) on equity securities	73	(273)
Other	68	71
Total	$650	$282

For the three months ended September 30, 2023, non-interest income totaled $650 thousand, an increase of $368 thousand, or 130.5%, from the three months ended September 30, 2022.  The increase was primarily due to a $73 thousand unrealized gain on equity securities recorded during the three months ended September 30, 2023 compared to a $273 thousand unrealized loss on equity securities recorded during the three months ended September 30, 2022.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022
Salaries and employee benefits	$2,935	$3,241
Occupancy and equipment	760	788
Data processing	494	431
Professional fees	210	263
Amortization of intangible assets	41	48
Other	785	792
Total	$5,225	$5,563

For the three months ended September 30, 2023, non-interest expense totaled $5.2 million, a decrease of $338 thousand, or 6.1%, from the three months ended September 30, 2022.  The decrease in non-interest expense was primarily due to a $306 thousand decrease in salaries and employee benefits primarily due to a reduction in the number of full-time employees consistent with the Company’s expense management initiatives.

Income Taxes

For the three months ended September 30, 2023, the Company recorded a $15 thousand income tax benefit, reflecting an effective tax rate of (9.1)%, compared to a $67 thousand income tax benefit, reflecting an effective tax rate of (7.0)%, for the same period in 2022.  The income tax benefit recorded during the three months ended September 30, 2023 was primarily due to the $294 thousand of federal tax-exempt income recorded on bank-owned life insurance relative to the $164 thousand of income before income taxes.  The Company recorded a $211 thousand income tax benefit related to a refund received associated with the carryback of net operating losses under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act during the three months ended September 30, 2022.

Asset Quality

Asset quality metrics remain strong with non-performing assets to total assets decreasing to 0.45% as of September 30, 2023 from 0.49% as of June 30, 2023.  Total nonperforming loans consisted of 30 loans to 27 unrelated borrowers at September 30, 2023, as compared to 30 loans to 27 unrelated borrowers at June 30, 2023.  Interest income related to non-performing loans would have been approximately $58 thousand during the three months ended September 30, 2023 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no loans modified to borrowers experiencing financial difficulty during the three months ended September 30, 2023.

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

	Three Months Ended September 30,
	2023			2022
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$478,966	$6,139	5.13%	$477,396	$5,297	4.44%
Investment securities(2)	263,624	1,711	2.60	287,696	1,657	2.30
Other interest-earning assets	11,387	161	5.66	17,736	129	2.91
Total interest-earning assets	753,977	8,011	4.25	782,828	7,083	3.62
Non-interest-earning assets	82,117			81,924
Total assets	$836,094			$864,752
Interest-bearing liabilities:
Interest-bearing checking accounts	$120,997	304	1.00%	$130,261	65	0.20%
Money market deposit accounts	200,726	1,426	2.84	172,948	216	0.50
Savings and club accounts	87,842	19	0.09	104,450	21	0.08
Certificates of deposit	161,825	981	2.42	129,583	207	0.64
Total interest-bearing deposits	571,390	2,730	1.91	537,242	509	0.38
FHLB advances and other borrowings	37,826	537	5.68	54,723	333	2.43
Total interest-bearing liabilities	609,216	3,267	2.15	591,965	842	0.57
Non-interest-bearing liabilities:
Non-interest-bearing deposits	57,049			65,149
Other non-interest-bearing liabilities	17,855			15,352
Total liabilities	684,120			672,466
Total stockholders' equity	151,974			192,286
Total liabilities and equity	$836,094			$864,752
Net interest income		$4,744			$6,241
Interest rate spread(3)		2.10%			3.05%
Net interest-earning assets(4)	$144,761			$190,863
Net interest margin(5)		2.52%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities	123.76%			132.24%

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

	Three Months Ended 9/30/2023
	Compared to
	Three Months Ended 9/30/2022
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Loans	$124	$718	$842
Investment securities	(647)	701	54
Other interest-earning assets	(259)	291	32
Total interest-earning assets	(782)	1,710	928
Interest expense:
Interest-bearing checking accounts	(32)	271	239
Money market deposit accounts	244	966	1,210
Savings and club accounts	(10)	8	(2)
Certificates of deposit	377	397	774
Total interest-bearing deposits	579	1,642	2,221
FHLB advances and other borrowings	(629)	833	204
Total interest-bearing liabilities	(50)	2,475	2,425
Net change in net interest income	$(732)	$(765)	$(1,497)

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

(Dollars in thousands, except share and per share data)
	As of September 30,	As of June 30,
Calculation of Tangible Book Value per Share:	2023	2023
Total stockholders' equity	$136,394	$160,745
Less: goodwill and other intangible assets	5,336	5,377
Total tangible equity (non-GAAP)	131,058	155,368

Total common shares outstanding	10,828,903	12,452,921

Book value per share (GAAP)	$12.60	$12.91
Tangible book value per share (non-GAAP)	$12.10	$12.48

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

	For the Three Months Ended
	September 30,	September 30,
	2023	2022
Calculation of core net income:
Net income (GAAP)	$179	$1,027
Less pre-tax adjustments:
Net loss on disposition of premises and equipment	-	1
Unrealized (gain) loss on equity securities	(73)	273
Tax impact of pre-tax adjustments	17	(63)
Income tax benefit adjustment	-	(211)
Core net income (non-GAAP)	$123	$1,027

Calculation of core earnings per share:
Earnings per share (GAAP)	$0.02	$0.08
Less pre-tax adjustments:
Net loss on disposition of premises and equipment	-	-
Unrealized (gain) loss on equity securities	(0.01)	0.02
Tax impact of pre-tax adjustments	-	-
Income tax benefit adjustment	-	(0.02)
Core earnings per share (non-GAAP)	$0.01	$0.08

Calculation of core return on average assets:
Return on average assets (GAAP)	0.09%	0.48%
Less pre-tax adjustments:
Net loss on disposition of premises and equipment	-	-
Unrealized (gain) loss on equity securities	(0.04)	0.13
Tax impact of pre-tax adjustments	0.01	(0.03)
Income tax benefit adjustment	-	(0.10)
Core return on average assets (non-GAAP)	0.06%	0.48%

Average assets	$836,094	$864,752

Calculation of core return on average equity:
Return on average equity (GAAP)	0.47%	2.14%
Less pre-tax adjustments:
Net loss on disposition of premises and equipment	-	-
Unrealized (gain) loss on equity securities	(0.19)	0.57
Tax impact of pre-tax adjustments	0.04	(0.13)
Income tax benefit adjustment	-	(0.44)
Core return on average equity (non-GAAP)	0.32%	2.14%

Average equity	$151,974	$192,286

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 39.4% as of September 30, 2023 compared to 40.8% as of June 30, 2023. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and total borrowings. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances and with the Federal Reserve Bank to provide an overnight line of credit. We also have available credit from the Atlantic Community Bankers Bank to purchase federal funds.  As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. We had an available borrowing limit of $290.2 million with the FHLB of Pittsburgh at September 30, 2023. There were $51.0 million of FHLB of Pittsburgh advances outstanding at September 30, 2023.

At September 30, 2023, we had outstanding commitments to originate loans of $9.5 million, unfunded commitments under lines of credit of $72.4 million and $117 thousand of standby letters of credit. At September 30, 2023, certificates of deposit scheduled to mature in less than one year totaled $133.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at September 30, 2023 indicates a level of risk within the parameters of our model. Our management believes that the September 30, 2023 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

We produce these simulation reports and discuss them with our management Asset and Liability Committee and Board Risk Committee on at least a quarterly basis. The simulation reports compare baseline (no interest rate change) to the results of an interest rate shock, to illustrate the specific impact of the interest rate scenario tested on income and equity. The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure our interest rate risk exposure present in our current asset/liability structure. Management considers a static (current position) analysis as well as non-parallel and gradual changes in interest rates and the yield curve in assessing interest rate exposures.

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at September 30, 2023. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of September 30, 2023, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(15.91)%	$173,343	(7.63)%
+100	(7.87)	180,259	(3.94)
0	—	187,656	—
-100	5.57	193,057	2.88
-200	11.16	198,656	5.86

As of September 30, 2023, based on the scenarios above, net interest income would decrease by approximately 7.87% to 15.91%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would increase by approximately 5.57% to 11.16% in a declining interest rate environment.

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

During the three months ended September 30, 2023, the Company implemented new accounting policies, procedures and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326.  There were no other changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission on September 7, 2023 (the “Form 10-K”).  As of September 30, 2023, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2022, the Company announced its first stock repurchase program, which became effective on March 25, 2022 and authorized the purchase of up to 758,528 shares.  Under this previously announced program, 758,528 shares of common stock have been repurchased at a cost of $8,981,445, or $11.84 per share. The Company completed this repurchase program on June 29, 2022.

On June 9, 2022, the Company announced its second stock repurchase program, which became effective upon the completion of the Company’s first stock repurchase program and authorized the purchase of up to 771,445 shares.  Under this previously announced program, 771,445 shares of common stock have been repurchased at a cost of $8,945,802, or $11.60 per share. The Company completed this repurchase program on January 10, 2023.

On August 18, 2022, the Company announced its third stock repurchase program, which became effective upon the completion of the Company’s second stock repurchase program and authorized the purchase of up to 739,385 shares.  Under this previously announced program, 739,385 shares of common stock have been repurchased at a cost of $8,467,495, or $11.45 per share.  The Company completed this repurchase program on April 3, 2023.

On February 17, 2023, the Company announced its fourth stock repurchase program, which became effective upon the completion of the Company’s third stock repurchase program and authorized the purchase of up to 698,312 shares.  Under this previously announced program, 698,312 shares of common stock have been repurchased at a cost of $7,268,678, or $10.41 per share.  The Company completed this repurchase program on May 31, 2023.

On May 5, 2023, the Company announced its fifth stock repurchase program, which became effective upon the completion of the Company’s fourth stock repurchase program and authorized the purchase of up to 1,281,019 shares.  Under this previously announced program, 1,281,019 shares of common stock have been repurchased at a cost of $14,955,344, or $11.67 per share.  The Company completed this repurchase program on August 28, 2023.

On August 29, 2023, the Company announced its sixth stock repurchase program, which was authorized following the completion of the Company’s fifth stock repurchase program on August 28, 2023, and authorized the purchase of up to 1,138,470 shares.  Under this previously announced program, 1,138,470 shares of common stock have been repurchased at a cost of $14,109,837, or $12.39 per share.  The Company completed this repurchase program on October 30, 2023.

On October 18, 2023, the Company announced its seventh stock repurchase program, which became effective upon the completion of the Company’s sixth stock repurchase program and authorized the purchase of up to 1,046,610 shares. Under this previously announced program, 177,592 shares of common stock have been repurchased at a cost of $2,162,750, or $12.18 per share. As of November 2, 2023, there were 869,018 shares remaining to be repurchased under this existing program.

Each of the Company’s stock repurchase programs was adopted following the Company's consultation with the Federal Reserve Board.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
July 1 - 31, 2023	139,767	$10.58	139,767	928,451
August 1 - 31, 2023	931,851	12.18	931,851	1,135,070
September 1 - 30, 2023	552,400	12.44	552,400	582,670
Total	1,624,018	$12.13	1,624,018

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

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: November 2, 2023	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)