Form 10-Q
period 2023-12-31
William Penn Bancorporation
filed 2024-02-01
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The number of shares outstanding of the issuer’s common stock, as of February 1, 2024: 9,551,316 shares.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of December 31, 2023 and June 30, 2023 (unaudited)

	December 31,	June 30,
	2023	2023

ASSETS
Cash and due from banks	$6,122	$7,652
Interest bearing deposits with other banks	11,402	11,561
Federal funds sold	—	1,580
Total cash and cash equivalents	17,524	20,793
Interest-bearing time deposits	100	600
Securities available for sale, at fair value	160,938	165,127
Securities held to maturity, net of allowance for credit losses of $0 as of December 31, 2023 (fair value of $81,239 and $82,313, as of December 31, 2023 and June 30, 2023, respectively)	96,404	99,690
Equity securities	1,850	1,629
Loans receivable, net of allowance for credit losses of $3,601 and $3,313 as of December 31, 2023 and June 30, 2023, respectively	467,214	477,543
Premises and equipment, net	7,521	9,054
Regulatory stock, at cost	3,313	2,577
Deferred income taxes	9,002	9,485
Bank-owned life insurance	41,179	40,575
Goodwill	4,858	4,858
Intangible assets	437	519
Operating lease right-of-use assets	8,617	8,931
Accrued interest receivable and other assets	7,074	6,198
TOTAL ASSETS	$826,031	$847,579

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$626,663	$635,260
Advances from Federal Home Loan Bank	54,000	34,000
Advances from borrowers for taxes and insurance	2,481	3,227
Operating lease liabilities	8,834	9,107
Accrued interest payable and other liabilities	5,107	5,240
TOTAL LIABILITIES	697,085	686,834
Commitments and contingencies (note 12)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 9,637,072 shares issued and outstanding at December 31, 2023 and 12,452,921 shares issued and outstanding at June 30, 2023	96	125
Additional paid-in capital	100,651	134,387
Unearned common stock held by employee stock ownership plan	(8,991)	(9,194)
Retained earnings	58,132	58,805
Accumulated other comprehensive loss	(20,942)	(23,378)
TOTAL STOCKHOLDERS' EQUITY	128,946	160,745
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$826,031	$847,579

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three and Six Months Ended December 31, 2023 and 2022 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

INTEREST INCOME
Loans receivable, including fees	$6,194	$5,666	$12,333	$10,963
Securities	1,700	1,707	3,411	3,364
Other	169	187	330	316
Total interest income	8,063	7,560	16,074	14,643
INTEREST EXPENSE
Deposits	3,220	974	5,950	1,483
Borrowings	632	550	1,169	883
Total interest expense	3,852	1,524	7,119	2,366

Net interest income	4,211	6,036	8,955	12,277

Provision for credit losses	25	—	30	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,186	6,036	8,925	12,277
OTHER INCOME
Service fees	225	209	440	420
Net gain on sale of securities	85	—	85	—
Earnings on bank-owned life insurance	309	274	603	547
Net gain on disposition of premises and equipment	—	300	—	299
Unrealized gain (loss) on equity securities	148	54	221	(219)
Other	61	65	129	137
Total other income	828	902	1,478	1,184
OTHER EXPENSES
Salaries and employee benefits	2,861	3,222	5,796	6,463
Occupancy and equipment	728	907	1,488	1,695
Data processing	504	472	998	903
Professional fees	192	258	402	521
Amortization of intangible assets	41	49	82	97
Other	745	752	1,530	1,544
Total other expense	5,071	5,660	10,296	11,223

(Loss) income before income taxes	(57)	1,278	107	2,238

Income tax (benefit) expense	(68)	217	(83)	150
NET INCOME	$11	$1,061	$190	$2,088

Basic and diluted earnings per share	$—	$0.08	$0.02	$0.16

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

For the Three and Six Months Ended December 31, 2023 and 2022 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Net income	$11	$1,061	$190	$2,088

Other comprehensive income (loss):
Changes in net unrealized loss on securities available for sale	9,206	1,038	3,249	(9,028)
Tax effect	(2,118)	(240)	(748)	2,076
Reclassification adjustment for gain recognized in net income	(85)	—	(85)	—
Tax effect	20	—	20	—
Other comprehensive income (loss), net of tax	7,023	798	2,436	(6,952)
Comprehensive income (loss)	$7,034	$1,859	$2,626	$(4,864)

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three and Six Months Ended December 31, 2023 and 2022 (unaudited)

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2023	12,452,921	$125	$134,387	$(9,194)	$58,805	$(23,378)	$160,745
Net income	—	—	—	—	179	—	179
Other comprehensive loss	—	—	—	—	—	(4,587)	(4,587)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(226)	—	(226)
Restricted stock expense	—	—	282	—	—	—	282
Stock option expense	—	—	195	—	—	—	195
Stock purchased and retired	(1,624,018)	(17)	(19,931)	—	—	—	(19,948)
ESOP shares committed to be released	—	—	1	101	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(348)	—	(348)
Balance, September 30, 2023	10,828,903	$108	$114,934	$(9,093)	$58,410	$(27,965)	$136,394
Net income	—	—	—	—	11	—	11
Other comprehensive income	—	—	—	—	—	7,023	7,023
Restricted stock expense	—	—	281	—	—	—	281
Stock option expense	—	—	195	—	—	—	195
Stock purchased and retired	(1,191,831)	(12)	(14,766)	—	—	—	(14,778)
ESOP shares committed to be released	—	—	7	102	—	—	109
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(289)	—	(289)
Balance, December 31, 2023	9,637,072	$96	$100,651	$(8,991)	$58,132	$(20,942)	$128,946

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2022	14,896,590	$149	$159,546	$(9,599)	$57,587	$(15,357)	$192,326
Net income	—	—	—	—	1,027	—	1,027
Other comprehensive loss	—	—	—	—	—	(7,750)	(7,750)
Restricted stock expense	—	—	289	—	—	—	289
Stock option expense	—	—	201	—	—	—	201
Stock purchased and retired	(397,352)	(4)	(4,578)	—	—	—	(4,582)
ESOP shares committed to be released	—	—	—	102	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(419)	—	(419)
Balance, September 30, 2022	14,499,238	$145	$155,458	$(9,497)	$58,195	$(23,107)	$181,194
Net income	—	—	—	—	1,061	—	1,061
Other comprehensive income	—	—	—	—	—	798	798
Restricted stock expense	—	—	269	—	—	—	269
Stock option expense	—	—	186	—	—	—	186
Shares forfeited under the William Penn Bancorporation 2022 Equity Incentive Plan	(13,904)	—	—	—	—	—	—
Stock purchased and retired	(342,007)	(4)	(3,973)	—	—	—	(3,977)
ESOP shares committed to be released	—	—	2	102	—	—	104
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(405)	—	(405)
Balance, December 31, 2022	14,143,327	$141	$151,942	$(9,395)	$58,851	$(22,309)	$179,230

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Six Months Ended December 31, 2023 and 2022 (unaudited)

	Six Months Ended
	December 31,
	2023	2022

Cash flows from operating activities
Net income	$190	$2,088
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30	—
Depreciation expense	400	584
Other accretion, net	(281)	(190)
Deferred income taxes	(295)	319
Net loss on disposition of premises and equipment	—	(299)
Amortization of core deposit intangibles	82	97
Amortization of ESOP	211	206
Net gain on sale of securities	(85)	—
Unrealized (gain) loss on equity securities	(221)	219
Earnings on bank-owned life insurance	(603)	(547)
Stock based compensation expense	953	945
Other, net	335	(515)
Net cash provided by operating activities	716	2,907
Cash flows from investing activities
Securities available for sale:
Purchases	(1,152)	(4,778)
Maturities, calls and principal paydowns	6,015	6,325
Proceeds from sale of securities	2,438	—
Securities held to maturity:
Purchases	(998)	(5,023)
Maturities, calls and principal paydowns	4,301	4,130
Net decrease (increase) in loans receivable	10,384	(16,374)
Interest bearing time deposits:
Maturities and principal paydowns	500	—
Regulatory stock purchases	(3,341)	(2,327)
Regulatory stock redemptions	2,605	2,567
Proceeds from the sale of premises and equipment held for sale	—	1,934
Purchases of premises and equipment, net	(104)	(243)
Net cash provided by (used in) investing activities	20,648	(13,789)
Cash flows from financing activities
Net (decrease) increase in deposits	(8,525)	8,950
Net increase (repayment) of short-term borrowed funds	20,000	(5,000)
Repurchase of common stock	(34,726)	(8,559)
Decrease in advances from borrowers for taxes and insurance	(745)	(713)
Cash dividends	(637)	(824)
Net cash used in financing activities	(24,633)	(6,146)
Net decrease in cash and cash equivalents	(3,269)	(17,028)
Cash and cash equivalents - beginning	20,793	36,170
Cash and cash equivalents - ending	$17,524	$19,142
Supplementary cash flows information
Interest paid	$7,084	$2,415
Income tax payments (refunds)	221	(107)
Operating lease right-of-use asset recorded	—	1,731
Operating lease liabilities recorded	—	1,731
Premises transferred to held for sale	1,237	—

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At December 31, 2023, WPSLA held $248.9 million of the Bank’s $259.2 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU were issued to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. These updates are not expected to have a significant impact on the Company’s financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this ASU were issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. Some of the amendments introduced by the ASU are technical corrections or clarifications of the FASB’s current disclosure or presentation requirements. These updates are not expected to have a significant impact on the Company’s financial statements.

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

The Company has elected to exclude $1.9 million of accrued interest receivable as of December 31, 2023 from the measurement of its ACL.  When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.  Accrued interest on loans is reported in the accrued interest receivable and other assets line on the consolidated statements of financial condition.

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

The Company classifies its held to maturity debt securities into the following major security types: mortgage-backed securities, U.S. government agency securities and municipal bonds.  Generally, the mortgage-backed securities and U.S. government agency securities are government guaranteed with a history of no credit losses and the municipal bonds are highly rated with a history of no credit losses.  Credit ratings of the municipal bonds are reviewed on a quarterly basis. Based on the government guarantee, our historical experience including no credit losses, and the high credit rating of our municipal bonds, the Company determined that an allowance for credit losses on its’ held to maturity portfolio is not required.

Accrued interest receivable on held to maturity debt securities totaled $173 thousand as of December 31, 2023 and is included within accrued interest receivable and other assets on the Company’s Consolidated Statement of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, held to maturity debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

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

Accrued interest receivable on available for sale debt securities totaled $688 thousand as of December 31, 2023 and is included within accrued interest receivable and other assets on the Company’s Consolidated Statement of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, available for sale debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended December 31, 2023 and 2022. Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $11 thousand and $190 thousand for the three and six months ended December 31, 2023, respectively, and $1.1 million and $2.1 million for the three and six months ended December 31, 2022, respectively, were used as the numerators. See Note 11 to these consolidated financial statements for further discussion of stock grants.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except share and per share amounts)	2023	2022	2023	2022
Basic and diluted earnings per share:
Net income	$11	$1,061	$190	$2,088

Basic average common shares outstanding	8,845,633	12,985,244	9,723,078	13,210,259
Effect of dilutive securities	64,680	44,892	43,066	31,303
Dilutive average shares outstanding	8,910,313	13,030,136	9,766,144	13,241,562
Earnings per share:
Basic	$—	$0.08	$0.02	$0.16
Diluted	$—	$0.08	$0.02	$0.16

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were 1,197,640 stock options that were anti-dilutive for both the three and six months ended December 31, 2023 and 2022.

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of accumulated other comprehensive loss (“AOCL”) for the three and six months ended December 31, 2023 and 2022.

(Dollars in thousands)
	Unrealized Losses on Securities
	Available for Sale
Accumulated Other Comprehensive Loss (1)	2023	2022
Balance at June 30,	$(23,378)	$(15,357)
Other comprehensive loss before reclassifications	(4,587)	(7,750)
Amounts reclassified from accumulated other comprehensive loss	—	—
Period change	(4,587)	(7,750)
Balance at September 30,	$(27,965)	$(23,107)
Other comprehensive income before reclassifications	7,088	798
Amounts reclassified from accumulated other comprehensive loss	(65)	—
Period change	7,023	798
Balance at December 31,	$(20,942)	$(22,309)

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 23% for both 2023 and 2022.

The following tables present the reclassifications out of AOCL by component during the three and six months ended December 31, 2023 and 2022:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Loss (1)
Details about Accumulated Other Comprehensive	Three Months Ended December 31,		Affected Line Item in the
Loss Components	2023	2022	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$(85)	$—	Net gain on sale of securities
Related income tax expense	20	—	Income tax (benefit) expense
	$(65)	$—

(1) Amounts in parenthesis indicate debits.

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Loss (2)
Details about Accumulated Other Comprehensive	Six Months Ended December 31,		Affected Line Item in the
Loss Components	2023	2022	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$(85)	$—	Net gain on sale of securities
Related income tax expense	20	—	Income tax (benefit) expense
	$(65)	$—

(2) Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of investments in debt securities are as follows:

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
(Dollars in thousands)	Cost	Gains	Losses	Losses	Value
Available For Sale:
Mortgage-backed securities	$120,420	$99	$(15,664)	$—	$104,855
U.S. agency collateralized mortgage obligations	9,586	—	(1,705)	—	7,881
U.S. government agency securities	890	—	(81)	—	809
Municipal bonds	20,040	—	(4,814)	—	15,226
Corporate bonds	37,200	—	(5,033)	—	32,167
Total Available For Sale	$188,136	$99	$(27,297)	$—	$160,938

	December 31, 2023
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for Credit
(Dollars in thousands)	Cost	Gains	Losses	Value	Losses
Held To Maturity:
Mortgage-backed securities	$90,904	$—	$(15,121)	$75,783	$—
U.S. government agency securities	5,452	4	(48)	5,408	—
Municipal bonds	48	—	—	48	—
Total Held To Maturity	$96,404	$4	$(15,169)	$81,239	$—

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$124,252	$21	$(17,517)	$106,756
U.S. agency collateralized mortgage obligations	10,074	—	(1,782)	8,292
U.S. government agency securities	3,881	140	(89)	3,932
Municipal bonds	20,081	—	(5,102)	14,979
Corporate bonds	37,200	—	(6,032)	31,168
Total Available For Sale	$195,488	$161	$(30,522)	$165,127

Held To Maturity:
Mortgage-backed securities	$94,648	$—	$(17,275)	$77,373
U.S. government agency securities	4,982	—	(102)	4,880
Municipal bonds	60	—	—	60
Total Held To Maturity	$99,690	$—	$(17,377)	$82,313

The Company recognized $85 thousand of gross gains on the sale of $2.4 million of investment securities during the three and six months ended December 31, 2023. The Company did not sell any investment securities during the three and six months ended December 31, 2022.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	December 31, 2023
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$5,500	$5,456
Due after one year through five years	8	8	—	—
Due after five years through ten years	41,872	35,944	—	—
Due after ten years	146,256	124,986	90,904	75,783
	$188,136	$160,938	$96,404	$81,239

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and June 30, 2023:

	December 31, 2023
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$—	$—	$100,300	$(15,664)	$100,300	$(15,664)
U.S. agency collateralized mortgage obligations	—	—	7,881	(1,705)	7,881	(1,705)
U.S. government agency securities	—	—	809	(81)	809	(81)
Municipal bonds	—	—	15,226	(4,814)	15,226	(4,814)
Corporate bonds	2,889	(361)	29,278	(4,672)	32,167	(5,033)
	2,889	(361)	153,494	(26,936)	156,383	(27,297)
Held To Maturity:
Mortgage-backed securities	—	—	75,783	(15,121)	75,783	(15,121)
U.S. government agency securities	—	—	4,447	(48)	4,447	(48)
	—	—	80,230	(15,169)	80,230	(15,169)
Total Temporarily Impaired Securities	$2,889	$(361)	$233,724	$(42,105)	$236,613	$(42,466)

	June 30, 2023
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$16,794	$(967)	$86,371	$(16,550)	$103,165	$(17,517)
U.S. agency collateralized mortgage obligations	—	—	8,292	(1,782)	8,292	(1,782)
U.S. government agency securities	—	—	943	(89)	943	(89)
Municipal bonds	—	—	14,979	(5,102)	14,979	(5,102)
Corporate bonds	10,715	(1,435)	20,453	(4,597)	31,168	(6,032)
	27,509	(2,402)	131,038	(28,120)	158,547	(30,522)
Held To Maturity:
Mortgage-backed securities	—	—	77,373	(17,275)	77,373	(17,275)
U.S. government agency securities	4,880	(102)	—	—	4,880	(102)
	4,880	(102)	77,373	(17,275)	82,253	(17,377)
Total Temporarily Impaired Securities	$32,389	$(2,504)	$208,411	$(45,395)	$240,800	$(47,899)

At December 31, 2023, the Company had two securities in the less than 12 months loss position and 123 securities in the 12 month or greater loss position.  The unrealized loss on securities is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider the unrealized losses to be credit losses  at December 31, 2023 and the Company does not consider these investments to be other-than temporarily impaired at June 30, 2023. There were 126 investment securities that were temporarily impaired at June 30, 2023.  The Company did not recognize any credit losses on these securities for the three and six months ended December 31, 2023, or other-than temporary impairment charges for the three and six months ended December 31, 2022.

At December 31, 2023 and June 30, 2023, $2.9 million and $2.5 million, respectively, in the carrying value of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $1.9 million as of December 31, 2023 and $1.6 million as of June 30, 2023.  During the three and six months ended December 31, 2023, the Company recorded $148 thousand and $221 thousand of unrealized gains, respectively, and during the three and six months ended December 31, 2022, the Company recorded $54 thousand of unrealized gains and $219 thousand of unrealized losses, respectively, which were recorded in Unrealized gain (loss) on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans, net of deferred loan fees (costs) of $568 thousand and $653 thousand at December 31, 2023 and June 30, 2023, respectively, are summarized as follows:

	December 31,		June 30,
	2023		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$129,670	27.54%	$135,046	28.08%
Home equity and HELOCs	31,182	6.62	32,684	6.79
Construction -residential	9,899	2.10	9,113	1.90
Commercial real estate:
1 - 4 family investor	94,336	20.04	98,160	20.41
Multi-family (five or more)	15,106	3.21	15,281	3.18
Commercial non-residential	153,886	32.69	157,555	32.77
Construction and land	19,953	4.24	15,584	3.24
Commercial	14,786	3.14	15,433	3.21
Consumer loans	1,997	0.42	2,000	0.42
Total Loans	470,815	100.00%	480,856	100.00%

Allowance for credit losses	(3,601)		(3,313)
Net Loans	$467,214		$477,543

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $11.8 million and $12.5 million at December 31, 2023 and June 30, 2023, respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

Commercial non-residential loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. As of June 30, 2023, the Company had one shared national credit loan commitment for $12.5 million with no balance outstanding that was a purchased participation classified as pass rated and all payments were current and the loan was performing in accordance with its contractual terms. This shared national credit loan commitment was closed during the three months ended December 31, 2023. The Company’s accounting policies for shared national credits, including our charge off and reserve policy, are consistent with the significant accounting policies disclosed in our financial statements for the Company’s total loan portfolio.  Shared national credits are subject to the same underwriting guidelines as loans originated by the Bank and are subject to annual reviews where the risk rating of the loan is evaluated.  Additionally, the Bank obtains quarterly financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan.  The information used in the analysis is provided by the borrower through the agent bank.

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

The following table presents, by loan portfolio segment, the changes in the allowance for credit losses for the three months ended December 31, 2023:

December 31, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$407	$131	$39	$325	$53	$1,767	$233	$340	$292	$3,587
Charge-offs	—	—	—	—	—	—	—	—	(13)	(13)
Recoveries	—	—	—	—	—	—	—	—	2	2
Provision (recovery)	(4)	84	5	(8)	(1)	(13)	7	(18)	(27)	25
Ending Balance	$403	$215	$44	$317	$52	$1,754	$240	$322	$254	$3,601

The following table presents, by loan portfolio segment, the changes in the allowance for loan losses for the three months ended December 31, 2022:

December 31, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$493	$116	$301	$495	$112	$1,431	$224	$111	$50	$3,333
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	1	1
Provision (recovery)	21	(7)	(29)	13	(20)	(22)	25	12	7	—
Ending Balance	$514	$109	$272	$508	$92	$1,409	$249	$123	$58	$3,334

The following table presents, by loan portfolio segment, the changes in the allowance for credit losses for the six months ended December 31, 2023:

December 31, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313
Impact of adopting ASU 2016-13	(67)	19	(174)	(241)	(30)	379	(93)	254	196	243
Charge-offs	—	—	—	—	—	—	—	—	(13)	(13)
Recoveries	—	—	—	—	—	—	—	—	28	28
Provision (recovery)	(16)	83	4	(11)	(7)	(45)	52	(14)	(16)	30
Ending Balance	$403	$215	$44	$317	$52	$1,754	$240	$322	$254	$3,601

The following table presents, by loan portfolio segment, the changes in the allowance for loan losses for the six months ended December 31, 2022:

December 31, 2022	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409
Charge-offs	(79)	—	—	—	—	—	—	—	—	(79)
Recoveries	—	—	—	—	—	—	—	—	4	4
Provision (recovery)	87	(4)	(114)	(19)	(18)	(42)	83	23	4	—
Ending Balance	$514	$109	$272	$508	$92	$1,409	$249	$123	$58	$3,334

During the three and six months ended December 31, 2023, and exclusive of the impact of the adoption of ASU 2016-13, the changes in the provision for credit losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment. During the three months ended December 31, 2023, we experienced an increase in delinquent home equity loans and home equity lines of credit and a corresponding increase in the provision for credit losses for this portfolio.  The overall increase in the allowance during the six months ended December 31, 2023 can be primarily attributed to the previously mentioned increase in delinquent home equity loans and home equity lines of credit, partially offset by a decrease in the outstanding balance of our total loan portfolio.

During the three and six months ended December 31, 2022, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment. Specifically, we experienced significant growth in our commercial construction and land portfolio and a corresponding increase in the provision for loan losses for this portfolio.  The overall decrease in the allowance during the six months ended December 31, 2022 can be primarily attributed to an improving asset quality and continued low levels of net charge-offs and non-performing assets.

Under the provisions of ASU 2016-13, loan evaluated individually for impairment consist of non-accrual loans.  Under the incurred loss model in effect prior to the adoption of ASU 2016-13, loans evaluated individually for impairment were referred to as impaired loans.

The following table presents the allowance for credit losses and recorded investment by loan portfolio classification at December 31, 2023:

December 31, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	403	215	44	317	52	1,754	240	322	254	3,601
Total allowance	$403	$215	$44	$317	$52	$1,754	$240	$322	$254	$3,601

Loans receivable ending balance:
Individually evaluated for impairment	$1,480	$16	$—	$102	$223	$1,085	$—	$—	$111	$3,017
Collectively evaluated for impairment	128,190	31,166	9,899	94,234	14,883	152,801	19,953	14,786	1,886	467,798
Total portfolio	$129,670	$31,182	$9,899	$94,336	$15,106	$153,886	$19,953	$14,786	$1,997	$470,815

The following table presents the allowance for loan losses and recorded investment by loan portfolio classification at June 30, 2023:

June 30, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	486	113	214	569	89	1,420	281	82	59	3,313
Total allowance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313

Loans receivable ending balance:
Individually evaluated for impairment	$1,209	$182	$—	$832	$251	$778	$—	$—	$—	$3,252
Collectively evaluated for impairment	78,237	19,689	9,113	84,891	14,781	142,098	15,584	14,976	643	380,012
Acquired non-credit impaired loans (1)	55,528	12,813	—	12,437	249	14,679	—	457	1,357	97,520
Acquired credit impaired loans (2)	72	—	—	—	—	—	—	—	—	72
Total portfolio	$135,046	$32,684	$9,113	$98,160	$15,281	$157,555	$15,584	$15,433	$2,000	$480,856
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.
(2)	Acquired credit impaired loans are evaluated on an individual basis.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of December 31, 2023 and June 30, 2023 that management uses to monitor the credit quality of the overall loan portfolio. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. All loans greater than 90 days past due are considered Substandard.  The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at December 31, 2023 and June 30, 2023:

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1 - 4 family investor
Pass	$2,386	$12,103	$6,752	$17,021	$12,116	$40,132	$1,940	$714	$93,164
Special Mention	—	—	—	—	—	1,070	—	—	1,070
Substandard	—	—	—	—	—	102	—	—	102
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1 - 4 family investor	$2,386	$12,103	$6,752	$17,021	$12,116	$41,304	$1,940	$714	$94,336
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family (five or more)
Pass	$101	$1,174	$1,334	$4,143	$5,015	$3,116	$—	$—	$14,883
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	223	—	—	223
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Multi-family	$101	$1,174	$1,334	$4,143	$5,015	$3,339	$—	$—	$15,106
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-residential
Pass	$1,015	$21,957	$62,131	$30,390	$16,273	$20,942	$—	$93	$152,801
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	319	473	293	—	—	1,085
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial non-residential	$1,015	$21,957	$62,131	$30,709	$16,746	$21,235	$—	$93	$153,886
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$813	$5,377	$10,501	$—	$1,164	$2,098	$—	$—	$19,953
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Construction and land	$813	$5,377	$10,501	$—	$1,164	$2,098	$—	$—	$19,953
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$—	$7,732	$6,441	$—	$42	$571	$—	$—	$14,786
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial	$—	$7,732	$6,441	$—	$42	$571	$—	$—	$14,786
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

The Company monitors the credit risk profile by payment activity for residential and consumer loans.  Generally, residential and consumer loans on nonaccrual status and 90 or more days past due and accruing are considered non-performing and are reviewed monthly.  The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at December 31, 2023 and June 30, 2023:

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1 - 4 family residential
Performing	$6,302	$7,939	$13,680	$15,611	$8,629	$76,029	$—	$—	$128,190
Non-performing	—	—	—	—	—	1,480	—	—	1,480
Total 1 - 4 family residential	$6,302	$7,939	$13,680	$15,611	$8,629	$77,509	$—	$—	$129,670
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity & HELOCs
Performing	$822	$2,289	$503	$947	$723	$5,262	$19,000	$1,620	$31,166
Non-performing	—	—	—	—	—	—	16	—	16
Total Home equity & HELOCs	$822	$2,289	$503	$947	$723	$5,262	$19,016	$1,620	$31,182
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction residential
Performing	$2,465	$5,204	$689	$1,541	$—	$—	$—	$—	$9,899
Non-performing	—	—	—	—	—	—	—	—	—
Total construction residential	$2,465	$5,204	$689	$1,541	$—	$—	$—	$—	$9,899
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$138	$116	$40	$—	$5	$1,587	$—	$—	$1,886
Non-performing	—	—	—	—	—	111	—	—	111
Total Consumer	$138	$116	$40	$—	$5	$1,698	$—	$—	$1,997
Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13

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

Loan Delinquencies and Non-accrual Loans

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a recorded payment is past due. The following are tables which include an aging analysis of the recorded investment of past due loans as of December 31, 2023 and June 30, 2023.  All non-accrual loans included in the tables below do not have an associated allowance for credit losses because any impairment is charged-off at the time the loan moves to non-accrual status.  As of December 31, 2023, $2.9 million of the non-accrual loans included in the table below are secured by real estate and $111 thousand are unsecured.

	Aged Analysis of Past Due and Non-accrual Loans
	As of December 31, 2023
							Recorded	Recorded
							Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$285	$591	$193	$1,069	$128,601	$129,670	$—	$1,480
Home equity and HELOCs	646	—	16	662	30,520	31,182	—	16
Construction - residential	—	—	—	—	9,899	9,899	—	—
Commercial real estate:
1 - 4 family investor	31	949	38	1,018	93,318	94,336	—	102
Multi-family	—	—	—	—	15,106	15,106	—	223
Commercial non-residential	—	18	1,067	1,085	152,801	153,886	—	1,085
Construction and land	—	—	—	—	19,953	19,953	—	—
Commercial	—	—	—	—	14,786	14,786	—	—
Consumer	—	13	—	13	1,984	1,997	—	111
Total	$962	$1,571	$1,314	$3,847	$466,968	$470,815	$—	$3,017

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2023
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$290	$457	$567	$1,314	$72	$133,660	$135,046	$—	$2,090
Home equity and HELOCs	—	—	—	—	—	32,684	32,684	—	—
Construction - residential	—	—	—	—	—	9,113	9,113	—	—
Commercial real estate:
1 - 4 family investor	—	752	—	752	—	97,408	98,160	—	832
Multi-family	251	—	—	251	—	15,030	15,281	—	251
Commercial non-residential	—	322	778	1,100	—	156,455	157,555	—	778
Construction and land	—	—	—	—	—	15,584	15,584	—	—
Commercial	—	—	—	—	—	15,433	15,433	—	—
Consumer	—	13	—	13	—	1,987	2,000	—	82
Total	$541	$1,544	$1,345	$3,430	$72	$477,354	$480,856	$—	$4,033

Interest income on non-accrual loans that would have been recorded if these loans had performed in accordance with their terms was approximately $54 thousand, $106 thousand, $56 thousand, and $111 thousand during the three and six months ended December 31, 2023 and 2022, respectively.

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

The impaired loans table above includes accruing loans with terms that have been modified to borrowers experiencing financial difficulty in the amount of $182 thousand that are performing in accordance with their modified terms. The Company recognized $9 thousand and $19 thousand of interest income on accruing loans with terms that have been modified to borrowers experiencing financial difficulty during the three and six months ended December 31, 2022, respectively. The table above does not include $72 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

The following tables include the average recorded investment balances for impaired loans and the interest income recognized for the three and six months ended December 31, 2022.

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

Generally, the Bank charges-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the three and six months ended December 31, 2022, had impaired loans been current according to their original terms, amounted to $29 thousand and $76 thousand, respectively.

Concentration of Credit Risk

The Company’s primary business activity as of December 31, 2023 was with customers throughout the Delaware Valley through twelve full-service branch offices located in Bucks and Philadelphia Counties in Pennsylvania, as well as Burlington, Camden, and Mercer Counties in New Jersey.  Accordingly, the Company has extended credit primarily to residential borrowers and commercial entities in this area whose ability to repay their loans is influenced by the region’s economy.

As of December 31, 2023, the Company considered its concentration of credit risk to be acceptable.  As of December 31, 2023, commercial real estate loans secured by retail space totaled approximately $52.7 million, or 11.2% of total loans, and were comprised of $41.4 million of non-owner-occupied properties and $11.3 million of owner-occupied properties.  The Company’s non-owner occupied commercial real estate loans that are secured by retail space have high occupancy rates with longstanding tenants.

Loans with Modified Terms to Borrowers Experiencing Financial Difficulty

During the three and six months ended December 31, 2023, there were no loans modified to borrowers experiencing financial difficulty.  During the three and six months ended December 31, 2022, there were no loans modified that were identified as a troubled debt restructuring (“TDR”) and there were no TDRs that subsequently defaulted within twelve months of modification.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of December 31, 2023 and June 30, 2023:

	December 31,	June 30,
(Dollars in thousands)	2023	2023
Land	$1,441	$1,778
Office buildings and improvements	7,894	9,080
Furniture, fixtures and equipment	2,298	2,273
Automobiles	58	58
	11,691	13,189

Accumulated depreciation	(4,170)	(4,135)
	$7,521	$9,054

Depreciation expense amounted to $203 thousand and $400 thousand for the three and six months ended December 31, 2023, respectively, and $319 thousand and $584 thousand for the three and six months ended December 31, 2022, respectively.  During the six months ended December 31, 2023, the Company transferred one property with a carrying value of $1.2 million to the held for sale classification.  The Company intends to sell this property by December 31, 2024.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the 2018 acquisition of Audubon Savings Bank. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the 2020 acquisitions of Fidelity Savings and Loan Association of Bucks County (“Fidelity”) and Washington Savings Bank (“Washington”), respectively. As of December 31, 2023 and June 30, 2023, the other intangibles consisted of $437 thousand and $519 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2023, management included considerations of the current economic environment in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2023. During the six months ended December 31, 2023, management considered the current economic environment in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the six months ended December 31, 2023.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2023	$4,858	$519
Adjustments:
Additions	—	—
Amortization	—	(41)
Balance, September 30, 2023	$4,858	$478
Adjustments:
Additions	—	—
Amortization	—	(41)
Balance, December 31, 2023	$4,858	$437

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2022	$4,858	$712
Adjustments:
Additions	—	—
Amortization	—	(48)
Balance, September 30, 2022	$4,858	$664
Adjustments:
Additions	—	—
Amortization	—	(49)
Balance, December 31, 2022	$4,858	$615

Aggregate amortization expense was $41 thousand and $82 thousand for the three and six months ended December 31, 2023, respectively, and $49 thousand and $97 thousand for the three and six months ended December 31, 2022, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of December 31, 2023 and June 30, 2023:

(Dollars in thousands)	December 31, 2023	June 30, 2023
Non-interest bearing checking	$58,225	$60,872
Interest bearing checking	133,680	116,700
Money market accounts	192,326	208,020
Savings and club accounts	84,798	90,291
Certificates of deposit	157,634	159,377
	$626,663	$635,260

Note 10 – Borrowings

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $284.1 million and $295.0 million at December 31, 2023 and June 30, 2023, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $411.4 million and $427.2 million of loans pledged as collateral as of December 31, 2023 and June 30, 2023, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $3.0 million and $2.3 million at December 31, 2023 and June 30, 2023, respectively.

Advances from the FHLB of Pittsburgh consisted of $54.0 million and $34.0 million of fixed rate short-term borrowings as of December 31, 2023 and June 30, 2023, respectively.

As of December 31, 2023 and June 30, 2023, the Bank had $10.0 million and $10.2 million of loans pledged as collateral to secure a $3.5 million and $3.7 million overnight line of credit with the Federal Reserve Bank, respectively.  There was no outstanding balance for the overnight line of credit with the Federal Reserve Bank as of December 31, 2023 and June 30, 2023. In addition, as of December 31, 2023 and June 30, 2023, the Bank had $10.0 million of available credit from Atlantic Community Bankers Bank to purchase federal funds.

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

During the year ended June 30, 2022, the Company granted 492,960 shares of restricted stock, with a weighted average grant date fair value of $11.67 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the Plan vest in equal installments over a five year period. Compensation expense related to the restricted shares is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the restricted shares for the three and six months ended December 31, 2023 was $281 thousand and $563 thousand, respectively, and $269 thousand and $558 thousand for the three and six months ended December 31, 2022, respectively. The expected future compensation expense related to the 383,258 non-vested restricted shares outstanding at December 31, 2023 was $3.8 million over a weighted average period of 3.37 years. The expected future compensation expense related to the 479,056 non-vested restricted shares outstanding at December 31, 2022 was $4.9 million over a weighted average period of 4.37 years.

The following is a summary of the Company's restricted stock activity during the six months ended December 31, 2023:

Weighted
	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2023	383,258	$11.66
Issued	—	—
Vested	—	—
Forfeited	—	—
Non-vested Restricted Stock Awards outstanding December 31, 2023	383,258	$11.66

The following is a summary of the Company's restricted stock activity during the six months ended December 31, 2022:

		Weighted
	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2022	492,960	$11.67
Issued	—	—
Vested	—	—
Forfeited	(13,904)	11.82
Non-vested Restricted Stock Awards outstanding December 31, 2022	479,056	$11.66

During the year ended June 30, 2022, the Company granted 1,232,400 stock options, with a weighted average grant date fair value of $3.24 per share. Stock options granted under the Plan vest in equal installments over a five year period. Stock options were granted at a weighted average exercise price of $11.67, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was valued using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6.5 years, risk-free rate of return of 2.92%, volatility of 24.85%, and a dividend yield of 1.03%. Compensation expense recognized for the stock options for the three and six months ended December 31, 2023 was $195 thousand and $390 thousand, respectively. Compensation expense recognized for the stock options for the three and six months ended December 31, 2022 was $186 thousand and $387 thousand, respectively. The expected future compensation expense related to the 1,197,640 stock options outstanding at December 31, 2023 was $2.6 million over a weighted average period of 3.37 years. The expected future compensation expense related to the 1,197,640 stock options outstanding at December 31, 2022 was $3.4 million over a weighted average period of 4.37 years.

The following is a summary of the Company's stock option activity during the six months ended December 31, 2023:

	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2023	1,197,640	$11.66
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Ending balance December 31, 2023	1,197,640	$11.66

The following is a summary of the Company's stock option activity during the six months ended December 31, 2022:

		Weighted
	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2022	1,232,400	$11.67
Granted	—	—
Exercised	—	—
Forfeited	(34,760)	11.82
Expired	—	—
Ending balance December 31, 2022	1,197,640	$11.66

The weighted average remaining contractual term was approximately 8.38 years and the aggregate intrinsic value was $653 thousand for options outstanding as of December 31, 2023. As of December 31, 2023, exercisable options totaled 239,528 with a weighted average exercise of price of $11.66 per share, a weighted average remaining contractual term of approximately 8.38 years, and the aggregate intrinsic value was $131 thousand. The weighted average remaining contractual term was approximately 9.38 years and the aggregate intrinsic value was $545 thousand for options outstanding as of December 31, 2022. There were no exercisable options as of December 31, 2022.

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

A summary of the Company's loan commitments is as follows as of December 31, 2023 and June 30, 2023:

	December 31,	June 30,
(Dollars in thousands)	2023	2023
Commitments to extend credit	$5,091	$6,877
Unfunded commitments under lines of credit	66,142	75,372
Standby letters of credit	117	86

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

As of December 31, 2023 and June 30, 2023, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

			CBLR Framework
As of December 31, 2023	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$134,850	16.01%	$75,794	9.00%

			CBLR Framework
As of June 30, 2023	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$161,774	18.67%	$77,989	9.00%

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of December 31, 2023 and June 30, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$104,855	$—	$104,855
U.S. agency collateralized mortgage obligations	—	7,881	—	7,881
U.S. government agency securities	—	809	—	809
Municipal bonds	—	15,226	—	15,226
Corporate bonds	—	32,167	—	32,167
Equity securities	1,850	—	—	1,850
Total Assets	$1,850	$160,938	$—	$162,788

	June 30, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$106,756	$—	$106,756
U.S. agency collateralized mortgage obligations	—	8,292	—	8,292
U.S. government agency securities	—	3,932	—	3,932
Municipal bonds	—	14,979	—	14,979
Corporate bonds	—	31,168	—	31,168
Equity securities	1,629	—	—	1,629
Total Assets	$1,629	$165,127	$—	$166,756

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

Loan individually evaluated for impairment are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating the collateral for these loans is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of December 31, 2023 and June 30, 2023, the Company charged-off the collateral deficiency on loans evaluated individually for impairment. As a result, there were no specific reserves on loans evaluated individually for impairment as of December 31, 2023 and June 30, 2023.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of December 31, 2023 and June 30, 2023, there were no assets required to be measured and reported at fair value on a non-recurring basis.

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

	Fair Value Measurements at December 31, 2023
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$467,214	$427,668	$—	$—	$427,668
Securities held to maturity	96,404	81,239	—	81,239	—

Financial instruments - liabilities:
Certificates of deposit	157,634	154,955	—	—	154,955
Advances from Federal Home Loan Bank	54,000	54,033	—	—	54,033

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2023
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$477,543	$436,636	$—	$—	$436,636
Securities held to maturity	99,690	82,313	—	82,313	—

Financial instruments - liabilities:
Certificates of deposit	159,377	155,426	—	—	155,426
Advances from Federal Home Loan Bank	34,000	34,000	—	—	34,000

Off-balance sheet financial instruments	—	—	—	—	—

Note 15 – Subsequent Events

On January 17, 2024, the Company declared a cash dividend of $0.03 per share, payable on February 8, 2024, to common shareholders of record at the close of business on January 29, 2024.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the period ended December 31, 2023 discusses significant accounting policies, including the allowance for credit losses and the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses.  Please refer to Note 2 to the Company’s Consolidated Financial Statements for detail regarding the Company’s adoption of ASU 2016-13: Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the allowance for credit losses.  Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the

Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for credit losses.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $3.0 million as of December 31, 2023 in non-performing assets consisting of non-performing loans and one property held in other real estate owned. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for credit losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at December 31, 2023. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three and six months ended December 31, 2023, management considered the then current economic environment in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three and six months ended December 31, 2023.

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

As of December 31, 2023, we had net deferred tax assets totaling $9.0 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at December 31, 2023 and June 30, 2023

Summary.  Total assets decreased $21.6 million, or 2.5%, to $826.0 million at December 31, 2023, from $847.6 million at June 30, 2023, primarily due to a $10.3 million decrease in net loans, a $7.2 million decrease in investments, and a $3.3 million decrease in cash and cash equivalents.  The Company used $34.3 million of cash during the six months ended December 31, 2023 to repurchase shares of stock under its previously announced stock repurchase programs.

Cash and cash equivalents decreased $3.3 million, or 15.7%, to $17.5 million at December 31, 2023, from $20.8 million at June 30, 2023.  The decrease in cash and cash equivalents was primarily due to the repurchase of 2,815,849 shares at a total cost of $34.3 million and an $8.6 million decrease in deposits, partially offset by a $20.0 million increase in advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, approximately $10.8 million of investment paydowns, and a $10.3 million decrease in net loans.

Investments.  Total investments decreased $7.2 million, or 2.7%, to $259.2 million at December 31, 2023, from $266.4 million at June 30, 2023.  The decrease in investments was primarily due to approximately $10.8 million of principal paydowns of the securities included in the available for sale and held to maturity portfolios, partially offset by a $3.2 million decrease in the gross unrealized loss on available for sale securities.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows.

Loans.  Net loans decreased $10.3 million, or 2.2%, to $467.2 million at December 31, 2023, from $477.5 million at June 30, 2023.  The interest rate environment has caused a slowdown in borrower demand and the Company maintains conservative lending practices and pricing discipline.

Deposits.  Deposits decreased $8.6 million, or 1.4%, to $626.7 million at December 31, 2023, from $635.3 million at June 30, 2023.  The decrease in deposits was primarily due to a $15.7 million decrease in money market accounts, a $5.5 million decrease in savings accounts, and a $2.5 million decrease in non-interest bearing checking accounts, partially offset by a $17.0 million increase in interest bearing checking accounts.  The interest rate environment has created significant pricing competition for deposits within our market.

Borrowings.  Borrowings increased $20.0 million, or 58.8%, to $54.0 million at December 31, 2023, from $34.0 million at June 30, 2023.  During the six months ended December 31, 2023, the Company borrowed from the FHLB of Pittsburgh to fund a portion of the $34.3 million of share repurchases.

Stockholders’ Equity.  Stockholders’ equity decreased $31.8 million, or 19.8%, to $128.9 million at December 31, 2023, from $160.7 million at June 30, 2023. The decrease in stockholders’ equity was primarily due to the repurchase of 2,815,849 shares at a total cost of $34.3 million, or $12.18 per share, during the six months ended December 31, 2023 under the Company’s previously announced stock repurchase programs, the payment of two $0.03 per share quarterly cash dividends totaling $637 thousand, and a $226 thousand one-time cumulative effect decrease to retained earnings from the adoption of the Current Expected Credit Losses (“CECL”) accounting standard. These decreases to stockholders’ equity were partially offset by a $2.4 million decrease in the accumulated other comprehensive loss component of equity related to the unrealized loss on available for sale securities and $190 thousand of net income during the six months ended December 31, 2023.

Book value per share measured $13.38 as of December 31, 2023 compared to $12.91 as of June 30, 2023, and tangible book value per share measured $12.83 as of December 31, 2023 compared to $12.48 as of June 30, 2023.  Tangible book value per share is a non-GAAP financial measure that excludes goodwill and other intangible assets. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of tangible book value per share to book value per share.

As previously announced, the Company’s Board of Directors had authorized seven stock repurchase programs to acquire up to 6,433,769 shares of the Company’s outstanding shares. As of December 31, 2023, the Company had repurchased a total of 5,996,320 shares under these repurchase programs at a total cost of $70.0 million, or $11.67 per share.

Results of Operations for the Three Months Ended December 31, 2023 and 2022

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended December 31,
			Change Fiscal 2023/2022
(Dollars in thousands)	2023	2022	$	%
Net interest income	$4,211	$6,036	$(1,825)	(30.24)%
Provision for credit losses	25	—	25	100.00
Non-interest income	828	902	(74)	(8.20)
Non-interest expenses	5,071	5,660	(589)	(10.41)
Income tax (benefit) expense	(68)	217	(285)	(131.34)
Net income	$11	$1,061	$(1,050)	(98.96)

Return on average assets (annualized)	0.01%	0.49%
Core return on average assets(1) (non-GAAP) (annualized)	(0.08)	0.37
Return on average equity (annualized)	0.04	2.38
Core return on average equity(1) (non-GAAP) (annualized)	(0.54)	1.77
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded net income of $11 thousand, or $0.00 per basic and diluted share, for the three months ended December 31, 2023, compared to net income of $1.0 million, or $0.08 per basic and diluted share, for the three months ended December 31, 2022.  The Company recorded a core net loss of $168 thousand, or $(0.02) per basic and diluted share, for the three months ended December 31, 2023, compared to core net income of $788 thousand, or $0.06 per basic and diluted share, for the three months ended December 31, 2022.  Core net (loss) income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net (loss) income to net income.

Net Interest Income

For the three months ended December 31, 2023, net interest income was $4.2 million, a decrease of $1.8 million, or 30.2%, from the three months ended December 31, 2022.  The decrease in net interest income was primarily due to an increase in interest expense on deposits and borrowings, partially offset by an increase in interest income on loans. The net interest margin measured 2.28% for the three months ended December 31, 2023, compared to 3.10% for the three months ended December 31, 2022.  The decrease in the net interest margin during the three months ended December 31, 2023, compared to the same period in 2022, was primarily due to an increase in the average balance of deposits and the rise in interest rates that caused an increase in the cost of borrowings and deposits that exceeded the increase in interest income on loans.

Provision for Credit Losses

During the three months ended December 31, 2023, we recorded a $25 thousand provision for credit losses primarily due to an increase in delinquent home equity loans and home equity lines of credit.  During the three months ended December 31, 2022, we did not record a provision for loan losses due to improved asset quality metrics and continued low levels of net charge-offs and non-performing assets.  Our allowance for credit losses totaled $3.6 million, or 0.76% of total loans, as of December 31, 2023, compared to $3.3 million, or 0.69% of total loans, as of June 30, 2023.  Based on a review of the loans that were in the loan portfolio at December 31, 2023, management believes that the allowance is maintained at a level that represents its best estimate of lifetime credit losses.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022
Service fees	$225	$209
Net gain on sale of securities	85	—
Earnings on bank-owned life insurance	309	274
Net gain on disposition of premises and equipment	—	300
Unrealized gain on equity securities	148	54
Other	61	65
Total	$828	$902

For the three months ended December 31, 2023, non-interest income totaled $828 thousand, a decrease of $74 thousand, or 8.2%, from the three months ended December 31, 2022.  The decrease was primarily due to a $300 thousand net gain on the sale of premises and equipment associated with the sale of two properties recorded during the three months ended December 31, 2022, partially offset by a $94 thousand increase in the unrealized gain on equity securities and an $85 thousand gain on sale of securities recorded during the three months ended December 31, 2023.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022
Salaries and employee benefits	$2,861	$3,222
Occupancy and equipment	728	907
Data processing	504	472
Professional fees	192	258
Amortization of intangible assets	41	49
Other	745	752
Total	$5,071	$5,660

For the three months ended December 31, 2023, non-interest expense totaled $5.1 million, a decrease of $589 thousand, or 10.4%, from the three months ended December 31, 2022.  The decrease in non-interest expense was primarily due to a $361 thousand decrease in salaries and employee benefits primarily due to a reduction in the number of full-time employees consistent with the Company’s expense management initiatives and a $179 thousand decrease in occupancy and equipment expense consistent with the closure of the branch office located in Collingswood, New Jersey effective December 31, 2022.

Income Taxes

For the three months ended December 31, 2023, the Company recorded a $68 thousand income tax benefit, reflecting an effective tax rate of (119.3)%, compared to a provision for income taxes of $217 thousand, reflecting an effective tax rate of 17.0%, for the same period in 2022.  The income tax benefit recorded during the three months ended December 31, 2023 was primarily due to the $57 thousand loss before income taxes coupled with the $309 thousand of federal tax-exempt income recorded on bank-owned life insurance.

Results of Operations for the Six Months Ended December 31, 2023 and 2022

Summary

The following table sets forth the income summary for the periods indicated:

	Six Months Ended December 31,
			Change 2023/2022
(Dollars in thousands)	2023	2022	$	%
Net interest income	$8,955	$12,277	$(3,322)	(27.06)%
Provision for credit losses	30	—	30	100.00
Non-interest income	1,478	1,184	294	24.83
Non-interest expenses	10,296	11,223	(927)	(8.26)
Income tax (benefit) expense	(83)	150	(233)	(155.33)
Net income	$190	$2,088	$(1,898)	(90.90)

Return on average assets (annualized)	0.05%	0.48%
Core return on average assets(1) (non-GAAP) (annualized)	(0.01)	0.42
Return on average equity (annualized)	0.27	2.24
Core return on average equity(1) (non-GAAP) (annualized)	(0.07)	1.95
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded net income of $190 thousand, or $0.02 per basic and diluted share, for the six months ended December 31, 2023, compared to net income of $2.1 million, or $0.16 per basic and diluted share, for the six months ended December 31, 2022.  The Company recorded a core net loss of $46 thousand, or $(0.00) per basic and diluted share, for the six months ended December 31, 2023, compared to core net income of $1.8 million, or $0.14 per basic and diluted share, for the six months ended December 31, 2022.  Core net (loss) income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net (loss) income to net income.

Net Interest Income

For the six months ended December 31, 2023, net interest income was $9.0 million, a decrease of $3.3 million, or 27.1%, from the six months ended December 31, 2022.  The decrease in net interest income was primarily due to an increase in interest expense on deposits and borrowings, partially offset by an increase in interest income on loans and investments. The net interest margin measured 2.40% for the six months ended December 31, 2023, compared to 3.14% for the six months ended December 31, 2022.  The decrease in the net interest margin during the six months ended December 31, 2023, compared to the same period in 2022, was primarily due to an increase in the average balance of deposits and the rise in interest rates that caused an increase in the cost of borrowings and deposits that exceeded the increase in interest income on loans and investments.

Provision for Credit Losses

During the six months ended December 31, 2023, we recorded a $30 thousand provision for credit losses primarily due to an increase in delinquent home equity loans and home equity lines of credit, partially offset by a decrease in the outstanding balance of our total loan portfolio.  During the six months ended December 31, 2022, we did not record a provision for loan losses due to improved asset quality metrics and continued low levels of net charge-offs and non-performing assets.  Our allowance for credit losses totaled $3.6 million, or 0.76% of total loans, as of December 31, 2023, compared to $3.3 million, or 0.69% of total loans, as of June 30, 2023.  Based on a review of the loans that were in the loan portfolio at December 31, 2023, management believes that the allowance is maintained at a level that represents its best estimate of lifetime credit losses.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Six Months Ended December 31,
(Dollars in thousands)	2023	2022
Service fees	$440	$420
Net gain on sale of securities	85	—
Earnings on bank-owned life insurance	603	547
Net gain on disposition of premises and equipment	—	299
Unrealized gain (loss) on equity securities	221	(219)
Other	129	137
Total	$1,478	$1,184

For the six months ended December 31, 2023, non-interest income totaled $1.5 million, an increase of $294 thousand, or 24.8%, from the six months ended December 31, 2022.  The increase was primarily due to a $221 thousand unrealized gain on equity securities recorded during the six months ended December 31, 2023 compared to a $219 thousand unrealized loss on equity securities recorded during the six months ended December 31, 2022 and an $85 thousand gain on sale of securities recorded during the six months ended December 31, 2023.  These increases to non-interest income were partially offset by a $300 thousand net gain on the sale of premises and equipment associated with the sale of two properties recorded during the six months ended December 31, 2022.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Six Months Ended December 31,
(Dollars in thousands)	2023	2022
Salaries and employee benefits	$5,796	$6,463
Occupancy and equipment	1,488	1,695
Data processing	998	903
Professional fees	402	521
Amortization of intangible assets	82	97
Other	1,530	1,544
Total	$10,296	$11,223

For the six months ended December 31, 2023, non-interest expense totaled $10.3 million, a decrease of $927 thousand, or 8.3%, from the six months ended December 31, 2022.  The decrease in non-interest expense was primarily due to a $667 thousand decrease in salaries and employee benefits primarily due to a reduction in the number of full-time employees consistent with the Company’s expense management initiatives and a $207 thousand decrease in occupancy and equipment expense consistent with the closure of the branch office located in Collingswood, New Jersey effective December 31, 2022.

Income Taxes

For the six months ended December 31, 2023, the Company recorded an $83 thousand income tax benefit, reflecting an effective tax rate of (77.6)%, compared to a provision for income taxes of $150 thousand, reflecting an effective tax rate of 6.7%, for the same period in 2022.  The income tax benefit recorded during the six months ended December 31, 2023 was primarily due to the $603 thousand of federal tax-exempt income recorded on bank-owned life insurance relative to the $107 thousand of income before income taxes.  The Company recorded a $211 thousand income tax benefit related to a refund received associated with the carryback of net operating losses under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act during the six months ended December 31, 2022.

Asset Quality

Asset quality metrics remain strong with non-performing assets to total assets decreasing to 0.38% as of December 31, 2023 from 0.49% as of June 30, 2023.  Total nonperforming loans consisted of 30 loans to 27 unrelated borrowers at December 31, 2023, as compared to 30 loans to 27 unrelated borrowers at June 30, 2023.  Interest income related to non-performing loans would have been approximately

$106 thousand during the six months ended December 31, 2023 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no loans modified to borrowers experiencing financial difficulty during the six months ended December 31, 2023.

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

	Three Months Ended December 31,
	2023			2022
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$472,456	$6,194	5.24%	$484,700	$5,666	4.68%
Investment securities(2)	254,542	1,700	2.67	276,741	1,707	2.47
Other interest-earning assets	11,544	169	5.86	17,508	187	4.27
Total interest-earning assets	738,542	8,063	4.37	778,949	7,560	3.88
Non-interest-earning assets	83,582			84,421
Total assets	$822,124			$863,370
Interest-bearing liabilities:
Interest-bearing checking accounts	$139,246	588	1.69%	$133,690	97	0.29%
Money market deposit accounts	194,016	1,458	3.01	179,357	544	1.21
Savings and club accounts	84,609	12	0.06	99,553	21	0.08
Certificates of deposit	161,761	1,162	2.87	136,352	312	0.92
Total interest-bearing deposits	579,632	3,220	2.22	548,952	974	0.71
FHLB advances and other borrowings	43,652	632	5.79	55,950	550	3.93
Total interest-bearing liabilities	623,284	3,852	2.47	604,902	1,524	1.01
Non-interest-bearing liabilities:
Non-interest-bearing deposits	55,266			63,282
Other non-interest-bearing liabilities	18,375			16,640
Total liabilities	696,925			684,824
Total stockholders' equity	125,199			178,546
Total liabilities and equity	$822,124			$863,370
Net interest income		$4,211			$6,036
Interest rate spread(3)		1.90%			2.87%
Net interest-earning assets(4)	$115,258			$174,047
Net interest margin(5)		2.28%			3.10%
Ratio of interest-earning assets to interest-bearing liabilities	118.49%			128.77%

(1) Includes nonaccrual loan balances and interest recognized on such loans.
(2) Includes securities available for sale, securities held to maturity, and equity securities.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended December 31,
	2023			2022
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$475,711	$12,333	5.19%	$481,048	$10,963	4.56%
Investment securities(2)	259,083	3,411	2.63	282,218	3,364	2.38
Other interest-earning assets	11,466	330	5.76	17,622	316	3.59
Total interest-earning assets	746,260	16,074	4.31	780,888	14,643	3.75
Non-interest-earning assets	82,849			83,172
Total assets	$829,109			$864,060
Interest-bearing liabilities:
Interest-bearing checking accounts	$130,122	893	1.37%	$131,975	163	0.25%
Money market deposit accounts	197,371	2,884	2.92	176,153	760	0.86
Savings and club accounts	86,225	30	0.07	102,001	41	0.08
Certificates of deposit	161,793	2,143	2.65	132,967	519	0.78
Total interest-bearing deposits	575,511	5,950	2.07	543,096	1,483	0.55
FHLB advances and other borrowings	40,739	1,169	5.74	55,337	883	3.19
Total interest-bearing liabilities	616,250	7,119	2.31	598,433	2,366	0.79
Non-interest-bearing liabilities:
Non-interest-bearing deposits	56,158			64,216
Other non-interest-bearing liabilities	17,994			14,926
Total liabilities	690,402			677,575
Total stockholders' equity	138,707			186,485
Total liabilities and equity	$829,109			$864,060
Net interest income		$8,955			$12,277
Interest rate spread(3)		2.00%			2.96%
Net interest-earning assets(4)	$130,010			$182,455
Net interest margin(5)		2.40%			3.14%
Ratio of interest-earning assets to interest-bearing liabilities	121.10%			130.49%

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

	Three Months Ended 12/31/2023			Six Months Ended 12/31/2023
	Compared to			Compared to
	Three Months Ended 12/31/2022			Six Months Ended 12/31/2022
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(857)	$1,385	$528	$(348)	$1,718	$1,370
Investment securities	(560)	553	(7)	(598)	645	47
Other interest-earning assets	(274)	256	(18)	(275)	289	14
Total interest-earning assets	(1,691)	2,194	503	(1,221)	2,652	1,431
Interest expense:
Interest-bearing checking accounts	28	463	491	(7)	737	730
Money market deposit accounts	323	591	914	273	1,851	2,124
Savings and club accounts	(3)	(6)	(9)	(6)	(5)	(11)
Certificates of deposit	428	422	850	333	1,291	1,624
Total interest-bearing deposits	776	1,470	2,246	593	3,874	4,467
FHLB advances and other borrowings	(634)	716	82	(629)	915	286
Total interest-bearing liabilities	142	2,186	2,328	(36)	4,789	4,753
Net change in net interest income	$(1,833)	$8	$(1,825)	$(1,185)	$(2,137)	$(3,322)

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

(Dollars in thousands, except share and per share data)
	As of December 31,	As of June 30,
Calculation of Tangible Book Value per Share:	2023	2023
Total stockholders' equity	$128,946	$160,745
Less: goodwill and other intangible assets	5,295	5,377
Total tangible equity (non-GAAP)	123,651	155,368

Total common shares outstanding	9,637,072	12,452,921

Book value per share (GAAP)	$13.38	$12.91
Tangible book value per share (non-GAAP)	$12.83	$12.48

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

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Calculation of core net income:
Net income (GAAP)	$11	$1,061	$190	$2,088
Less pre-tax adjustments:
Net gain on sale of securities	(85)	—	(85)	—
Net gain on disposition of premises and equipment	—	(300)	—	(299)
Unrealized (gain) loss on equity securities	(148)	(54)	(221)	219
Tax impact of pre-tax adjustments	54	81	70	18
Income tax benefit adjustment	—	—	—	(211)
Core net income (non-GAAP)	$(168)	$788	$(46)	$1,815

Calculation of core earnings per share:
Earnings per share (GAAP)	$—	$0.08	$0.02	$0.16
Less pre-tax adjustments:
Net gain on sale of securities	(0.01)	—	(0.01)	—
Net gain on disposition of premises and equipment	—	(0.02)	—	(0.02)
Unrealized (gain) loss on equity securities	(0.02)	(0.01)	(0.02)	0.02
Tax impact of pre-tax adjustments	0.01	0.01	0.01	—
Income tax benefit adjustment	—	—	—	(0.02)
Core earnings per share (non-GAAP)	$(0.02)	$0.06	$(0.00)	$0.14

Calculation of core return on average assets:
Return on average assets (GAAP)	0.01%	0.49%	0.05%	0.48%
Less pre-tax adjustments:
Net gain on sale of securities	(0.04)	—	(0.02)	—
Net gain on disposition of premises and equipment	—	(0.13)	—	(0.06)
Unrealized (gain) loss on equity securities	(0.08)	(0.03)	(0.06)	0.05
Tax impact of pre-tax adjustments	0.03	0.04	0.02	—
Income tax benefit adjustment	—	—	—	(0.05)
Core return on average assets (non-GAAP)	(0.08)%	0.37%	(0.01)%	0.42%

Average assets	$822,124	$863,370	$829,109	$864,060

Calculation of core return on average equity:
Return on average equity (GAAP)	0.04%	2.38%	0.27%	2.24%
Less pre-tax adjustments:
Net gain on sale of securities	(0.27)	—	(0.12)	—
Net gain on disposition of premises and equipment	—	(0.67)	—	(0.32)
Unrealized (gain) loss on equity securities	(0.48)	(0.12)	(0.32)	0.23
Tax impact of pre-tax adjustments	0.17	0.18	0.10	0.02
Income tax benefit adjustment	—	—	—	(0.22)
Core return on average equity (non-GAAP)	(0.54)%	1.77%	(0.07)%	1.95%

Average equity	$125,199	$178,546	$138,707	$186,485

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 40.1% as of December 31, 2023 compared to 40.8% as of June 30, 2023. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and total borrowings. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances and with the Federal Reserve Bank to provide an overnight line of credit. We also have available credit from the Atlantic Community Bankers Bank to purchase federal funds.  As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. We had an available borrowing limit of $284.1 million with the FHLB of Pittsburgh at December 31, 2023. There were $54.0 million of FHLB of Pittsburgh advances outstanding at December 31, 2023.

At December 31, 2023, we had outstanding commitments to originate loans of $5.1 million, unfunded commitments under lines of credit of $66.1 million and $117 thousand of standby letters of credit. At December 31, 2023, certificates of deposit scheduled to mature in less than one year totaled $131.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at December 31, 2023 indicates a level of risk within the parameters of our model. Our management believes that the December 31, 2023 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2023. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of December 31, 2023, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(17.92)%	$136,205	(5.85)%
+100	(8.89)	140,179	(3.10)
0	—	144,667	—
-100	5.83	147,151	1.72
-200	11.77	150,102	3.76

As of December 31, 2023, based on the scenarios above, net interest income would decrease by approximately 8.89% to 17.92%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would increase by approximately 5.83% to 11.77% in a declining interest rate environment.

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

During the quarter ended December 31, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission on September 7, 2023 (the “Form 10-K”).  As of December 31, 2023, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

On October 18, 2023, the Company announced its seventh stock repurchase program, which became effective upon the completion of the Company’s sixth stock repurchase program and authorized the purchase of up to 1,046,610 shares. Under this previously announced program, 721,461 shares of common stock have been repurchased at a cost of $8,833,099, or $12.24 per share. As of February 1, 2024, there were 325,149 shares remaining to be repurchased under this existing program.

Each of the Company’s stock repurchase programs was adopted following the Company's consultation with the Federal Reserve Board.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
October 1 - 31, 2023	753,062	$12.26	753,062	876,218
November 1 - 30, 2023	349,263	12.17	349,263	526,955
December 1 - 31, 2023	89,506	12.43	89,506	437,449
Total	1,191,831	$12.25	1,191,831

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: February 1, 2024	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2024	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)