Form 10-Q
period 2024-03-31
William Penn Bancorporation
filed 2024-05-03
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the issuer’s common stock, as of May 3, 2024: 9,435,604 shares.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of March 31, 2024 and June 30, 2023 (unaudited)

	March 31,	June 30,
	2024	2023

ASSETS
Cash and due from banks	$5,792	$7,652
Interest bearing deposits with other banks	12,163	11,561
Federal funds sold	—	1,580
Total cash and cash equivalents	17,955	20,793
Interest-bearing time deposits	100	600
Securities available for sale, at fair value	156,643	165,127
Securities held to maturity, net of allowance for credit losses of $0 as of March 31, 2024 (fair value of $78,643 and $82,313, as of March 31, 2024 and June 30, 2023, respectively)	94,871	99,690
Equity securities	2,000	1,629
Loans receivable, net of allowance for credit losses of $3,120 and $3,313 as of March 31, 2024 and June 30, 2023, respectively	478,257	477,543
Premises and equipment, net	7,352	9,054
Regulatory stock, at cost	3,747	2,577
Deferred income taxes	9,261	9,485
Bank-owned life insurance	41,497	40,575
Goodwill	4,858	4,858
Intangible assets	396	519
Operating lease right-of-use assets	8,459	8,931
Accrued interest receivable and other assets	7,793	6,198
TOTAL ASSETS	$833,189	$847,579

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$625,797	$635,260
Advances from Federal Home Loan Bank	65,000	34,000
Advances from borrowers for taxes and insurance	2,767	3,227
Operating lease liabilities	8,694	9,107
Accrued interest payable and other liabilities	5,169	5,240
TOTAL LIABILITIES	707,427	686,834
Commitments and contingencies (note 12)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 9,457,967 shares issued and outstanding at March 31, 2024 and 12,452,921 shares issued and outstanding at June 30, 2023	95	125
Additional paid-in capital	98,608	134,387
Unearned common stock held by employee stock ownership plan	(8,890)	(9,194)
Retained earnings	58,005	58,805
Accumulated other comprehensive loss	(22,056)	(23,378)
TOTAL STOCKHOLDERS' EQUITY	125,762	160,745
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$833,189	$847,579

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three and Nine Months Ended March 31, 2024 and 2023 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

INTEREST INCOME
Loans receivable, including fees	$6,338	$5,725	$18,671	$16,688
Securities	1,652	1,714	5,063	5,078
Other	174	169	504	485
Total interest income	8,164	7,608	24,238	22,251
INTEREST EXPENSE
Deposits	3,200	1,623	9,150	3,106
Borrowings	950	452	2,119	1,335
Total interest expense	4,150	2,075	11,269	4,441

Net interest income	4,014	5,533	12,969	17,810

Recovery for credit losses	(505)	—	(475)	—

NET INTEREST INCOME AFTER RECOVERY FOR CREDIT LOSSES	4,519	5,533	13,444	17,810
OTHER INCOME
Service fees	210	197	650	617
Net gain on sale of securities	—	—	85	—
Earnings on bank-owned life insurance	319	276	922	823
Net gain on disposition of premises and equipment	—	97	—	396
Unrealized gain (loss) on equity securities	150	(435)	371	(654)
Other	46	39	175	176
Total other income	725	174	2,203	1,358
OTHER EXPENSES
Salaries and employee benefits	2,991	3,217	8,787	9,680
Occupancy and equipment	772	810	2,260	2,505
Data processing	518	480	1,516	1,383
Professional fees	249	208	651	729
Amortization of intangible assets	41	49	123	146
Other	767	805	2,297	2,349
Total other expense	5,338	5,569	15,634	16,792

(Loss) income before income taxes	(94)	138	13	2,376

Income tax (benefit) expense	(230)	(45)	(313)	105
NET INCOME	$136	$183	$326	$2,271

Basic earnings per share	$0.02	$0.01	$0.04	$0.17
Diluted earnings per share	$0.02	$0.01	$0.03	$0.17

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

For the Three and Nine Months Ended March 31, 2024 and 2023 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Net income	$136	$183	$326	$2,271

Other comprehensive (loss) income:
Changes in net unrealized loss on securities available for sale	(1,447)	2,127	1,802	(6,901)
Tax effect	333	(489)	(415)	1,587
Reclassification adjustment for gain recognized in net income	—	—	(85)	—
Tax effect	—	—	20	—
Other comprehensive (loss) income, net of tax	(1,114)	1,638	1,322	(5,314)
Comprehensive (loss) income	$(978)	$1,821	$1,648	$(3,043)

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three and Nine Months Ended March 31, 2024 and 2023 (unaudited)

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2023	12,452,921	$125	$134,387	$(9,194)	$58,805	$(23,378)	$160,745
Net income	—	—	—	—	179	—	179
Other comprehensive loss	—	—	—	—	—	(4,587)	(4,587)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(226)	—	(226)
Restricted stock expense	—	—	282	—	—	—	282
Stock option expense	—	—	195	—	—	—	195
Stock purchased and retired	(1,624,018)	(17)	(19,931)	—	—	—	(19,948)
ESOP shares committed to be released	—	—	1	101	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(348)	—	(348)
Balance, September 30, 2023	10,828,903	$108	$114,934	$(9,093)	$58,410	$(27,965)	$136,394
Net income	—	—	—	—	11	—	11
Other comprehensive income	—	—	—	—	—	7,023	7,023
Restricted stock expense	—	—	281	—	—	—	281
Stock option expense	—	—	195	—	—	—	195
Stock purchased and retired	(1,191,831)	(12)	(14,766)	—	—	—	(14,778)
ESOP shares committed to be released	—	—	7	102	—	—	109
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(289)	—	(289)
Balance, December 31, 2023	9,637,072	$96	$100,651	$(8,991)	$58,132	$(20,942)	$128,946
Net income	—	—	—	—	136	—	136
Other comprehensive loss	—	—	—	—	—	(1,114)	(1,114)
Restricted stock expense	—	—	291	—	—	—	291
Stock option expense	—	—	202	—	—	—	202
Shares granted under the William Penn Bancorporation 2022 Equity Incentive Plan	26,544	1	(1)	—	—	—	—
Stock purchased and retired	(205,649)	(2)	(2,542)	—	—	—	(2,544)
ESOP shares committed to be released	—	—	7	101	—	—	108
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(263)	—	(263)
Balance, March 31, 2024	9,457,967	$95	$98,608	$(8,890)	$58,005	$(22,056)	$125,762

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2022	14,896,590	$149	$159,546	$(9,599)	$57,587	$(15,357)	$192,326
Net income	—	—	—	—	1,027	—	1,027
Other comprehensive loss	—	—	—	—	—	(7,750)	(7,750)
Restricted stock expense	—	—	289	—	—	—	289
Stock option expense	—	—	201	—	—	—	201
Stock purchased and retired	(397,352)	(4)	(4,578)	—	—	—	(4,582)
ESOP shares committed to be released	—	—	—	102	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(419)	—	(419)
Balance, September 30, 2022	14,499,238	$145	$155,458	$(9,497)	$58,195	$(23,107)	$181,194
Net income	—	—	—	—	1,061	—	1,061
Other comprehensive income	—	—	—	—	—	798	798
Restricted stock expense	—	—	269	—	—	—	269
Stock option expense	—	—	186	—	—	—	186
Shares forfeited under the William Penn Bancorporation 2022 Equity Incentive Plan	(13,904)	—	—	—	—	—	—
Stock purchased and retired	(342,007)	(4)	(3,973)	—	—	—	(3,977)
ESOP shares committed to be released	—	—	2	102	—	—	104
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(405)	—	(405)
Balance, December 31, 2022	14,143,327	$141	$151,942	$(9,395)	$58,851	$(22,309)	$179,230
Net income	—	—	—	—	183	—	183
Restricted stock expense	—	—	275	—	—	—	275
Stock option expense	—	—	191	—	—	—	191
Other comprehensive income	—	—	—	—	—	1,638	1,638
Stock purchased and retired	(617,506)	(6)	(7,170)	—	—	—	(7,176)
ESOP shares committed to be released	—	—	2	100	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(397)	—	(397)
Balance, March 31, 2023	13,525,821	$135	$145,240	$(9,295)	$58,637	$(20,671)	$174,046

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Nine Months Ended March 31, 2024 and 2023 (unaudited)

	Nine Months Ended
	March 31,
	2024	2023

Cash flows from operating activities
Net income	$326	$2,271
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery for credit losses	(475)	—
Depreciation expense	585	815
Other accretion, net	(379)	(300)
Deferred income taxes	(257)	(267)
Net gain on disposition of premises and equipment	—	(396)
Amortization of core deposit intangibles	123	146
Amortization of ESOP	319	308
Net gain on sale of securities	(85)	—
Unrealized (gain) loss on equity securities	(371)	654
Earnings on bank-owned life insurance	(922)	(823)
Stock based compensation expense	1,446	1,411
Other, net	56	(535)
Net cash provided by operating activities	366	3,284
Cash flows from investing activities
Securities available for sale:
Purchases	(1,152)	(4,778)
Maturities, calls and principal paydowns	8,814	8,675
Proceeds from sale of securities	2,438	—
Securities held to maturity:
Purchases	(998)	(5,023)
Maturities, calls and principal paydowns	5,847	5,756
Net increase in loans receivable	(362)	(8,898)
Interest bearing time deposits:
Maturities and principal paydowns	500	—
Purchase of bank-owned life insurance	—	(299)
Regulatory stock purchases	(5,501)	(3,147)
Regulatory stock redemptions	4,331	4,285
Purchases of premises and equipment, net	(120)	(333)
Proceeds from the sale of premises and equipment held for sale	—	2,270
Net cash provided by (used in) investing activities	13,797	(1,492)
Cash flows from financing activities
Net (decrease) increase in deposits	(9,371)	26,237
Net increase (repayment) of short-term borrowed funds	31,000	(27,000)
Repurchase of common stock	(37,270)	(15,735)
Decrease in advances from borrowers for taxes and insurance	(460)	(366)
Cash dividends	(900)	(1,221)
Net cash used in financing activities	(17,001)	(18,085)
Net decrease in cash and cash equivalents	(2,838)	(16,293)
Cash and cash equivalents - beginning	20,793	36,170
Cash and cash equivalents - ending	$17,955	$19,877
Supplementary cash flows information
Interest paid	$11,271	$4,665
Income tax (refunds) payments	(187)	258
Transfers from loans to other real estate owned	300	141
Operating lease right-of-use asset recorded	—	2,701
Operating lease liabilities recorded	—	2,701
Premises transferred to held for sale	1,237	268

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At March 31, 2024, WPSLA held $243.1 million of the Bank’s $253.5 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

Recent Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this guidance using the modified retrospective approach for all financial assets measured at amortized cost, including loans, held to maturity debt securities and unfunded commitments, as well as available for sale securities.  On July 1, 2023, the Company recorded a cumulative effect decrease to retained earnings of $187 thousand, net of tax, related to loans and $39 thousand, net of tax, related to unfunded commitments.  The Company determined that there was no impact to retained earnings related to available for sale or held to maturity debt securities as a result of adopting this guidance. The results reported for periods beginning on or after July 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

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

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The sunset provision  included in Topic 848 was based on the expectations of when LIBOR would cease being published. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of LIBOR would be June 30, 2023, which is beyond the established sunset date of Topic 848. In December 2023, the FASB issued ASU 2023-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU provide temporary relief by deferring the sunset date provision included in Topic 848. The amendments in ASU 2023-06 defer the effective date for all entities upon issuance through December 31, 2024. These updates are not expected to have a significant impact on the Company’s financial statements.

Allowance for Credit Losses on Loans

The Company maintains its allowance for credit losses (“ACL”) at a level that management believes to be appropriate to absorb estimated credit losses as of the date of the Consolidated Statements of Financial Condition.  The Company established its allowance in accordance with the guidance included in Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses (“ASC 326”). The ACL is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans.  Loans, or portions thereof, are charged-off against the ACL when they are deemed uncollectible.  Expected recoveries do not exceed the aggregate amounts previously charged-off and expected to be charged-off.  The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, the historical loss experience of a peer group of banks identified by management, current conditions and forecasts of future economic conditions.  The determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.  The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.  The ACL is measured on a collective (pool) basis when similar characteristics exist.  The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

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

The Company has elected to exclude $2.1 million of accrued interest receivable as of March 31, 2024 from the measurement of its ACL.  When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.  Accrued interest on loans is reported in the accrued interest receivable and other assets line on the consolidated statements of financial condition.

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

Allowance for Credit Losses on Unfunded Loan Commitments

The Company estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on unfunded loan commitments is included in accrued interest payable and other liabilities in the Company’s Statements of Financial Condition and is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

The Company classifies its held to maturity debt securities into the following major security types: mortgage-backed securities, U.S. government agency securities and municipal bonds.  Generally, the mortgage-backed securities and U.S. government agency securities are government guaranteed with a history of no credit losses and the municipal bonds are highly rated with a history of no credit losses.  Credit ratings of the municipal bonds are reviewed on a quarterly basis. Based on the government guarantee, our historical experience including no credit losses, and the high credit rating of our municipal bonds, the Company determined that an allowance for credit losses on its held to maturity portfolio is not required.

Accrued interest receivable on held to maturity debt securities totaled $137 thousand as of March 31, 2024 and is included within accrued interest receivable and other assets on the Company’s Consolidated Statements of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, held to maturity debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

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

Accrued interest receivable on available for sale debt securities totaled $781 thousand as of March 31, 2024 and is included within accrued interest receivable and other assets on the Company’s Consolidated Statements of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, available for sale debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended March 31, 2024 and 2023. Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $136 thousand and $326 thousand for the three and nine months ended March 31, 2024, respectively, and $183 thousand and $2.3 million for the three and nine months ended March 31, 2023, respectively, were used as the numerators. See Note 11 to these consolidated financial statements for further discussion of stock grants.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except share and per share amounts)	2024	2023	2024	2023
Basic and diluted earnings per share:
Net income	$136	$183	$326	$2,271

Basic average common shares outstanding	8,336,654	12,643,435	9,264,297	13,024,076
Effect of dilutive securities	86,555	74,732	57,677	45,782
Dilutive average shares outstanding	8,423,209	12,718,167	9,321,974	13,069,858
Earnings per share:
Basic	$0.02	$0.01	$0.04	$0.17
Diluted	$0.02	$0.01	$0.03	$0.17

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were 1,264,000 stock options that were anti-dilutive for both the three and nine months ended March 31, 2024, and 1,197,640 stock options that were anti-dilutive for both the three and nine months ended March 31, 2023.

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of accumulated other comprehensive loss (“AOCL”) for the three and nine months ended March 31, 2024 and 2023.

(Dollars in thousands)
	Unrealized Losses on Securities
	Available for Sale
Accumulated Other Comprehensive Loss (1)	2024	2023
Balance at June 30,	$(23,378)	$(15,357)
Other comprehensive loss before reclassifications	(4,587)	(7,750)
Amounts reclassified from accumulated other comprehensive loss	—	—
Period change	(4,587)	(7,750)
Balance at September 30,	$(27,965)	$(23,107)
Other comprehensive income before reclassifications	7,088	798
Amounts reclassified from accumulated other comprehensive loss	(65)	—
Period change	7,023	798
Balance at December 31,	$(20,942)	$(22,309)
Other comprehensive (loss) income before reclassifications	(1,114)	1,638
Amounts reclassified from accumulated other comprehensive loss	—	—
Period change	(1,114)	1,638
Balance at March 31,	$(22,056)	$(20,671)

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 23% for both 2024 and 2023.

There were no reclassifications out of AOCL during the three months ended March 31, 2024 and 2023. The following table presents the reclassifications out of AOCL by component during the nine months ended March 31, 2024 and 2023:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Loss (1)
Details about Accumulated Other Comprehensive	Nine Months Ended March 31,		Affected Line Item in the
Loss Components	2024	2023	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$(85)	$—	Net gain on sale of securities
Related income tax expense	20	—	Income tax (benefit) expense
	$(65)	$—

(1) Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of investments in debt securities are as follows:

	March 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
(Dollars in thousands)	Cost	Gains	Losses	Losses	Value
Available For Sale:
Mortgage-backed securities	$118,085	$54	$(17,164)	$—	$100,975
U.S. agency collateralized mortgage obligations	9,188	—	(1,695)	—	7,493
U.S. government agency securities	794	—	(82)	—	712
Municipal bonds	20,020	—	(4,964)	—	15,056
Corporate bonds	37,200	—	(4,793)	—	32,407
Total Available For Sale	$185,287	$54	$(28,698)	$—	$156,643

	March 31, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for Credit
(Dollars in thousands)	Cost	Gains	Losses	Value	Losses
Held To Maturity:
Mortgage-backed securities	$89,356	$—	$(16,195)	$73,161	$—
U.S. government agency securities	5,467	1	(34)	5,434	—
Municipal bonds	48	—	—	48	—
Total Held To Maturity	$94,871	$1	$(16,229)	$78,643	$—

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$124,252	$21	$(17,517)	$106,756
U.S. agency collateralized mortgage obligations	10,074	—	(1,782)	8,292
U.S. government agency securities	3,881	140	(89)	3,932
Municipal bonds	20,081	—	(5,102)	14,979
Corporate bonds	37,200	—	(6,032)	31,168
Total Available For Sale	$195,488	$161	$(30,522)	$165,127

Held To Maturity:
Mortgage-backed securities	$94,648	$—	$(17,275)	$77,373
U.S. government agency securities	4,982	—	(102)	4,880
Municipal bonds	60	—	—	60
Total Held To Maturity	$99,690	$—	$(17,377)	$82,313

The Company did not sell any investment securities during the three months ended March 31, 2024. The Company recognized $85 thousand of gross gains on the sale of $2.4 million of investment securities during the nine months ended March 31, 2024. The Company did not sell any investment securities during the three and nine months ended March 31, 2023.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	March 31, 2024
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$3	$3	$5,515	$5,482
Due after one year through five years	—	—	—	—
Due after five years through ten years	41,866	36,181	—	—
Due after ten years	143,418	120,459	89,356	73,161
	$185,287	$156,643	$94,871	$78,643

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and June 30, 2023:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$—	$—	$96,656	$(17,164)	$96,656	$(17,164)
U.S. agency collateralized mortgage obligations	—	—	7,493	(1,695)	7,493	(1,695)
U.S. government agency securities	—	—	712	(82)	712	(82)
Municipal bonds	—	—	15,056	(4,964)	15,056	(4,964)
Corporate bonds	—	—	32,407	(4,793)	32,407	(4,793)
	—	—	152,324	(28,698)	152,324	(28,698)
Held To Maturity:
Mortgage-backed securities	—	—	73,161	(16,195)	73,161	(16,195)
U.S. government agency securities	—	—	4,463	(34)	4,463	(34)
	—	—	77,624	(16,229)	77,624	(16,229)
Total Temporarily Impaired Securities	$—	$—	$229,948	$(44,927)	$229,948	$(44,927)

	June 30, 2023
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$16,794	$(967)	$86,371	$(16,550)	$103,165	$(17,517)
U.S. agency collateralized mortgage obligations	—	—	8,292	(1,782)	8,292	(1,782)
U.S. government agency securities	—	—	943	(89)	943	(89)
Municipal bonds	—	—	14,979	(5,102)	14,979	(5,102)
Corporate bonds	10,715	(1,435)	20,453	(4,597)	31,168	(6,032)
	27,509	(2,402)	131,038	(28,120)	158,547	(30,522)
Held To Maturity:
Mortgage-backed securities	—	—	77,373	(17,275)	77,373	(17,275)
U.S. government agency securities	4,880	(102)	—	—	4,880	(102)
	4,880	(102)	77,373	(17,275)	82,253	(17,377)
Total Temporarily Impaired Securities	$32,389	$(2,504)	$208,411	$(45,395)	$240,800	$(47,899)

At March 31, 2024, the Company had no securities in the less than 12 months loss position and 125 securities in the 12 month or greater loss position.  The unrealized loss on securities is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider the unrealized losses to be credit losses at March 31, 2024, and the Company does not consider these investments to be other-than temporarily impaired at June 30, 2023. There were 126 investment securities that were temporarily impaired at June 30, 2023.  The Company did not recognize any credit losses on these securities for the three and nine months ended March 31, 2024, or other-than temporary impairment charges for the three and nine months ended March 31, 2023.

At March 31, 2024 and June 30, 2023, $2.6 million and $2.5 million, respectively, in the carrying value of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $2.0 million as of March 31, 2024 and $1.6 million as of June 30, 2023.  During the three and nine months ended March 31, 2024, the Company recorded $150 thousand and $371 thousand of unrealized gains, respectively, and during the three and nine months ended March 31, 2023, the Company recorded $435 thousand and $654 thousand of unrealized losses, respectively, which were recorded in Unrealized gain (loss) on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans, net of deferred loan fees (costs) of $586 thousand and $653 thousand at March 31, 2024 and June 30, 2023, respectively, are summarized as follows:

	March 31,		June 30,
	2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$127,992	26.59%	$135,046	28.08%
Home equity and HELOCs	30,669	6.37	32,684	6.79
Construction -residential	12,258	2.55	9,113	1.90
Commercial real estate:
1 - 4 family investor	94,297	19.58	98,160	20.41
Multi-family (five or more)	15,848	3.29	15,281	3.18
Commercial non-residential	163,830	34.03	157,555	32.77
Construction and land	19,535	4.06	15,584	3.24
Commercial	14,998	3.12	15,433	3.21
Consumer loans	1,950	0.41	2,000	0.42
Total Loans	481,377	100.00%	480,856	100.00%

Allowance for credit losses	(3,120)		(3,313)
Net Loans	$478,257		$477,543

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $11.6 million and $12.5 million at March 31, 2024 and June 30, 2023, respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

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

The following table presents, by loan portfolio segment, the changes in the allowance for credit losses for the three months ended March 31, 2024:

March 31, 2024	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$403	$215	$44	$317	$52	$1,754	$240	$322	$254	$3,601
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	1	1
Provision (recovery)	(78)	(55)	22	(40)	(19)	(175)	(114)	(21)	(2)	(482)
Ending Balance	$325	$160	$66	$277	$33	$1,579	$126	$301	$253	$3,120

The following table presents, by loan portfolio segment, the changes in the allowance for loan losses for the three months ended March 31, 2023:

March 31, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$514	$109	$272	$508	$92	$1,409	$249	$123	$58	$3,334
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	3	3
Provision (recovery)	(22)	8	(44)	(22)	(1)	67	31	(15)	(2)	—
Ending Balance	$492	$117	$228	$486	$91	$1,476	$280	$108	$59	$3,337

The following table presents, by loan portfolio segment, the changes in the allowance for credit losses for the nine months ended March 31, 2024:

March 31, 2024	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313
Impact of adopting ASU 2016-13	(67)	19	(174)	(241)	(30)	379	(93)	254	196	243
Charge-offs	—	—	—	—	—	—	—	—	(13)	(13)
Recoveries	—	—	—	—	—	—	—	—	29	29
Provision (recovery)	(94)	28	26	(51)	(26)	(220)	(62)	(35)	(18)	(452)
Ending Balance	$325	$160	$66	$277	$33	$1,579	$126	$301	$253	$3,120

The following table presents, by loan portfolio segment, the changes in the allowance for loan losses for the nine months ended March 31, 2023:

March 31, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409
Charge-offs	(79)	—	—	—	—	—	—	—	—	(79)
Recoveries	—	—	—	—	—	—	—	—	7	7
Provision (recovery)	65	4	(158)	(41)	(19)	25	114	8	2	—
Ending Balance	$492	$117	$228	$486	$91	$1,476	$280	$108	$59	$3,337

During the three and nine months ended March 31, 2024, and exclusive of the impact of the adoption of ASU 2016-13, the changes in the provision for credit losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment. The overall decrease in the allowance during the nine months ended March 31, 2024 can be primarily attributed to consistently low levels of net charge-offs, strong asset quality metrics and continued conservative lending practices.

During the three and nine months ended March 31, 2023, the changes in the provision for loan losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment. Specifically, we experienced significant growth in our commercial construction and land portfolio and a corresponding increase in the provision for loan losses for this portfolio.  The overall decrease in the allowance during the nine months ended March 31, 2023 can be primarily attributed to an improving asset quality and continued low levels of net charge-offs and non-performing assets.

Under the provisions of ASU 2016-13, loans evaluated individually for impairment consist of non-accrual loans.  Under the incurred loss model in effect prior to the adoption of ASU 2016-13, loans evaluated individually for impairment were referred to as impaired loans.

The following table presents the allowance for credit losses and recorded investment by loan portfolio classification at March 31, 2024:

March 31, 2024	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	325	160	66	277	33	1,579	126	301	253	3,120
Total allowance	$325	$160	$66	$277	$33	$1,579	$126	$301	$253	$3,120

Loans receivable ending balance:
Individually evaluated for impairment	$1,326	$452	$—	$93	$206	$811	$—	$—	$109	$2,997
Collectively evaluated for impairment	126,666	30,217	12,258	94,204	15,642	163,019	19,535	14,998	1,841	478,380
Total portfolio	$127,992	$30,669	$12,258	$94,297	$15,848	$163,830	$19,535	$14,998	$1,950	$481,377

The following table presents the allowance for loan losses and recorded investment by loan portfolio classification at June 30, 2023:

June 30, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	486	113	214	569	89	1,420	281	82	59	3,313
Total allowance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313

Loans receivable ending balance:
Individually evaluated for impairment	$1,209	$182	$—	$832	$251	$778	$—	$—	$—	$3,252
Collectively evaluated for impairment	78,237	19,689	9,113	84,891	14,781	142,098	15,584	14,976	643	380,012
Acquired non-credit impaired loans (1)	55,528	12,813	—	12,437	249	14,679	—	457	1,357	97,520
Acquired credit impaired loans (2)	72	—	—	—	—	—	—	—	—	72
Total portfolio	$135,046	$32,684	$9,113	$98,160	$15,281	$157,555	$15,584	$15,433	$2,000	$480,856
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.
(2)	Acquired credit impaired loans are evaluated on an individual basis.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of March 31, 2024 and June 30, 2023 that management uses to monitor the credit quality of the overall loan portfolio. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. All loans greater than 90 days past due are considered Substandard.  The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at March 31, 2024 and June 30, 2023:

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1 - 4 family investor
Pass	$3,073	$12,015	$7,250	$17,670	$11,991	$38,111	$2,403	$710	$93,223
Special Mention	—	—	—	—	—	981	—	—	981
Substandard	—	—	—	—	—	93	—	—	93
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1 - 4 family investor	$3,073	$12,015	$7,250	$17,670	$11,991	$39,185	$2,403	$710	$94,297
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family (five or more)
Pass	$111	$1,274	$1,322	$4,115	$5,866	$2,954	$—	$—	$15,642
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	206	—	—	206
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Multi-family	$111	$1,274	$1,322	$4,115	$5,866	$3,160	$—	$—	$15,848
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-residential
Pass	$13,255	$21,146	$61,821	$30,199	$16,318	$20,188	$—	$92	$163,019
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	319	474	18	—	—	811
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial non-residential	$13,255	$21,146	$61,821	$30,518	$16,792	$20,206	$—	$92	$163,830
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$1,285	$5,676	$10,501	$—	$—	$2,073	$—	$—	$19,535
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Construction and land	$1,285	$5,676	$10,501	$—	$—	$2,073	$—	$—	$19,535
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$109	$7,212	$7,429	$—	$28	$220	$—	$—	$14,998
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial	$109	$7,212	$7,429	$—	$28	$220	$—	$—	$14,998
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

The Company monitors the credit risk profile by payment activity for residential and consumer loans.  Generally, residential and consumer loans on nonaccrual status and 90 or more days past due and accruing are considered non-performing and are reviewed monthly.  The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at March 31, 2024 and June 30, 2023:

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1 - 4 family residential
Performing	$8,295	$7,862	$13,496	$15,392	$8,520	$73,101	$—	$—	$126,666
Non-performing	—	—	—	—	—	1,326	—	—	1,326
Total 1 - 4 family residential	$8,295	$7,862	$13,496	$15,392	$8,520	$74,427	$—	$—	$127,992
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity & HELOCs
Performing	$999	$2,230	$488	$902	$609	$5,002	$18,498	$1,489	$30,217
Non-performing	—	—	—	—	—	—	399	53	452
Total Home equity & HELOCs	$999	$2,230	$488	$902	$609	$5,002	$18,897	$1,542	$30,669
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction residential
Performing	$4,546	$6,727	$6	$979	$—	$—	$—	$—	$12,258
Non-performing	—	—	—	—	—	—	—	—	—
Total construction residential	$4,546	$6,727	$6	$979	$—	$—	$—	$—	$12,258
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$131	$116	$40	$—	$4	$1,550	$—	$—	$1,841
Non-performing	—	—	—	—	—	109	—	—	109
Total Consumer	$131	$116	$40	$—	$4	$1,659	$—	$—	$1,950
Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13

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

Loan Delinquencies and Non-accrual Loans

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a recorded payment is past due. The following are tables which include an aging analysis of the recorded investment of past due loans as of March 31, 2024 and June 30, 2023.  All non-accrual loans included in the tables below do not have an associated allowance for credit losses because any impairment is charged-off at the time the loan moves to non-accrual status.  As of March 31, 2024, $2.9 million of the non-accrual loans included in the table below are secured by real estate and $109 thousand are unsecured.

	Aged Analysis of Past Due and Non-accrual Loans
	As of March 31, 2024
							Recorded	Recorded
							Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$165	$384	$250	$799	$127,193	$127,992	$—	$1,326
Home equity and HELOCs	3	—	452	455	30,214	30,669	—	452
Construction - residential	—	—	—	—	12,258	12,258	—	—
Commercial real estate:
1 - 4 family investor	—	971	—	971	93,326	94,297	—	93
Multi-family	—	—	—	—	15,848	15,848	—	206
Commercial non-residential	—	—	811	811	163,019	163,830	—	811
Construction and land	—	—	—	—	19,535	19,535	—	—
Commercial	—	—	—	—	14,998	14,998	—	—
Consumer	—	18	—	18	1,932	1,950	—	109
Total	$168	$1,373	$1,513	$3,054	$478,323	$481,377	$—	$2,997

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2023
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$290	$457	$567	$1,314	$72	$133,660	$135,046	$—	$2,090
Home equity and HELOCs	—	—	—	—	—	32,684	32,684	—	—
Construction - residential	—	—	—	—	—	9,113	9,113	—	—
Commercial real estate:
1 - 4 family investor	—	752	—	752	—	97,408	98,160	—	832
Multi-family	251	—	—	251	—	15,030	15,281	—	251
Commercial non-residential	—	322	778	1,100	—	156,455	157,555	—	778
Construction and land	—	—	—	—	—	15,584	15,584	—	—
Commercial	—	—	—	—	—	15,433	15,433	—	—
Consumer	—	13	—	13	—	1,987	2,000	—	82
Total	$541	$1,544	$1,345	$3,430	$72	$477,354	$480,856	$—	$4,033

Interest income on non-accrual loans that would have been recorded if these loans had performed in accordance with their terms was approximately $54 thousand, $146 thousand, $63 thousand, and $188 thousand during the three and nine months ended March 31, 2024 and 2023, respectively.

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

The impaired loans table above includes accruing loans with terms that have been modified to borrowers experiencing financial difficulty in the amount of $182 thousand that are performing in accordance with their modified terms. The Company recognized $11 thousand and $30 thousand of interest income on accruing loans with terms that have been modified to borrowers experiencing financial difficulty during the three and nine months ended March 31, 2023, respectively. The table above does not include $72 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

The following tables include the average recorded investment balances for impaired loans and the interest income recognized for the three and nine months ended March 31, 2023.

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

Concentration of Credit Risk

The Company’s primary business activity as of March 31, 2024 was with customers throughout the Delaware Valley through twelve full-service branch offices located in Bucks and Philadelphia Counties in Pennsylvania, as well as Burlington, Camden, and Mercer Counties in New Jersey.  Accordingly, the Company has extended credit primarily to residential borrowers and commercial entities in this area whose ability to repay their loans is influenced by the region’s economy.

As of March 31, 2024, the Company considered its concentration of credit risk to be acceptable.  As of March 31, 2024, commercial real estate loans secured by retail space totaled approximately $64.5 million, or 13.4% of total loans, and were comprised of $53.3 million of non-owner-occupied properties and $11.2 million of owner-occupied properties.  The Company’s non-owner occupied commercial real estate loans that are secured by retail space have high occupancy rates with longstanding tenants.

Loans with Modified Terms to Borrowers Experiencing Financial Difficulty

During the three and nine months ended March 31, 2024, there were no loans modified to borrowers experiencing financial difficulty.  During the three and nine months ended March 31, 2023, there were no loans modified that were identified as a troubled debt restructuring (“TDR”) and there were no TDRs that subsequently defaulted within twelve months of modification.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of March 31, 2024 and June 30, 2023:

	March 31,	June 30,
(Dollars in thousands)	2024	2023
Land	$1,441	$1,778
Office buildings and improvements	7,904	9,080
Furniture, fixtures and equipment	2,304	2,273
Automobiles	58	58
	11,707	13,189

Accumulated depreciation	(4,355)	(4,135)
	$7,352	$9,054

Depreciation expense amounted to $184 thousand and $585 thousand for the three and nine months ended March 31, 2024, respectively, and $232 thousand and $815 thousand for the three and nine months ended March 31, 2023, respectively.  During the nine months ended March 31, 2024, the Company transferred one property with a carrying value of $1.2 million to the held for sale classification reported in the accrued interest receivable and other assets line on the consolidated statements of financial condition. The Company intends to sell this property by December 31, 2024.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the 2018 acquisition of Audubon Savings Bank. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the 2020 acquisitions of Fidelity Savings and Loan Association of Bucks County (“Fidelity”) and Washington Savings Bank (“Washington”), respectively. As of March 31, 2024 and June 30, 2023, the other intangibles consisted of $396 thousand and $519 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2023, management included considerations of the current economic environment in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2023. During the nine months ended March 31, 2024, management considered the current economic environment in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the nine months ended March 31, 2024.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2023	$4,858	$519
Adjustments:
Additions	—	—
Amortization	—	(41)
Balance, September 30, 2023	$4,858	$478
Adjustments:
Additions	—	—
Amortization	—	(41)
Balance, December 31, 2023	$4,858	$437
Adjustments:
Additions	—	—
Amortization	—	(41)
Balance, March 31, 2024	$4,858	$396

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2022	$4,858	$712
Adjustments:
Additions	—	—
Amortization	—	(48)
Balance, September 30, 2022	$4,858	$664
Adjustments:
Additions	—	—
Amortization	—	(49)
Balance, December 31, 2022	$4,858	$615
Adjustments:
Additions	—	—
Amortization	—	(49)
Balance, March 31, 2023	$4,858	$566

Aggregate amortization expense was $41 thousand and $123 thousand for the three and nine months ended March 31, 2024, respectively, and $49 thousand and $146 thousand for the three and nine months ended March 31, 2023, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of March 31, 2024 and June 30, 2023:

(Dollars in thousands)	March 31, 2024	June 30, 2023
Non-interest bearing checking	$59,938	$60,872
Interest bearing checking	128,537	116,700
Money market accounts	185,380	208,020
Savings and club accounts	83,240	90,291
Certificates of deposit	168,702	159,377
	$625,797	$635,260

Note 10 – Borrowings

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $280.8 million and $295.0 million at March 31, 2024 and June 30, 2023, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $406.5 million and $427.2 million of loans pledged as collateral as of March 31, 2024 and June 30, 2023, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $3.5 million and $2.3 million at March 31, 2024 and June 30, 2023, respectively.

Advances from the FHLB of Pittsburgh consisted of $65.0 million and $34.0 million of fixed rate short-term borrowings as of March 31, 2024 and June 30, 2023, respectively.

As of March 31, 2024 and June 30, 2023, the Bank had $9.9 million and $10.2 million of loans pledged as collateral to secure a $4.1 million and $3.7 million overnight line of credit from the Federal Reserve Bank, respectively.  There was no outstanding balance for the overnight line of credit from the Federal Reserve Bank as of March 31, 2024 and June 30, 2023. In addition, as of March 31, 2024 and June 30, 2023, the Bank had $10.0 million of available credit from Atlantic Community Bankers Bank to purchase federal funds.

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

Under the Plan, the Company has granted 505,600 shares of restricted stock, net of forfeitures, with a weighted average grant date fair value of $11.71 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the Plan vest in equal installments over a five year period. Compensation expense related to the restricted shares is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the restricted shares for the three and nine months ended March 31, 2024 was $291 thousand and $854 thousand, respectively, and $275 thousand and $833 thousand for the three and nine months ended March 31, 2023, respectively. The expected future compensation expense related to the 409,802 non-vested restricted shares outstanding at March 31, 2024 was $3.8 million over a weighted average period of 3.27 years. The expected future compensation expense related to the 479,056 non-vested restricted shares outstanding at March 31, 2023 was $4.6 million over a weighted average period of 4.13 years.

The following is a summary of the Company's restricted stock activity during the nine months ended March 31, 2024:

		Weighted
	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2023	383,258	$11.66
Issued	26,544	12.44
Vested	—	—
Forfeited	—	—
Non-vested Restricted Stock Awards outstanding March 31, 2024	409,802	$11.72

The following is a summary of the Company's restricted stock activity during the nine months ended March 31, 2023:

		Weighted
	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2022	492,960	$11.67
Issued	—	—
Vested	—	—
Forfeited	(13,904)	11.82
Non-vested Restricted Stock Awards outstanding March 31, 2023	479,056	$11.66

Under the Plan, the Company granted 1,264,000 stock options, net of forfeitures, with a weighted average grant date fair value of $3.24 per share. Stock options granted under the Plan vest in equal installments over a five year period. Stock options were granted at a weighted average exercise price of $11.71, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was valued using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6.5 years, risk-free rate of return of 2.98%, volatility of 24.60%, and a dividend yield of 1.02%. Compensation expense recognized for the stock options for the three and nine months ended March 31, 2024 was $202 thousand and $592 thousand, respectively. Compensation expense recognized for the stock options for the three and nine months ended March 31, 2023 was $191 thousand and $578 thousand, respectively. The expected future compensation expense related to the 1,264,000 stock options outstanding at March 31, 2024 was $2.6 million over a weighted average period of 3.26 years. The expected future compensation expense related to the 1,197,640 stock options outstanding at March 31, 2023 was $3.2 million over a weighted average period of 4.13 years.

The following is a summary of the Company's stock option activity during the nine months ended March 31, 2024:

		Weighted
	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2023	1,197,640	$11.66
Granted	66,360	12.44
Exercised	—	—
Forfeited	—	—
Expired	—	—
Ending balance March 31, 2024	1,264,000	$11.71

The following is a summary of the Company's stock option activity during the nine months ended March 31, 2023:

		Weighted
	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2022	1,232,400	$11.67
Granted	—	—
Exercised	—	—
Forfeited	(34,760)	11.82
Expired	—	—
Ending balance March 31, 2023	1,197,640	$11.66

The weighted average remaining contractual term was approximately 8.22 years and the aggregate intrinsic value was $821 thousand for options outstanding as of March 31, 2024. As of March 31, 2024, exercisable options totaled 239,528 with a weighted average exercise of price of $11.66 per share, a weighted average remaining contractual term of approximately 8.13 years, and the aggregate intrinsic value was $164 thousand. The weighted average remaining contractual term was approximately 9.13 years, and there was no aggregate intrinsic value for options outstanding as of March 31, 2023. There were no exercisable options as of March 31, 2023.

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

A summary of the Company's loan commitments is as follows as of March 31, 2024 and June 30, 2023:

	March 31,	June 30,
(Dollars in thousands)	2024	2023
Commitments to extend credit	$6,616	$6,877
Unfunded commitments under lines of credit	63,974	75,372
Standby letters of credit	117	86

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

As of March 31, 2024 and June 30, 2023, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

			CBLR Framework
As of March 31, 2024	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$135,031	16.01%	$75,928	9.00%

			CBLR Framework
As of June 30, 2023	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$161,774	18.67%	$77,989	9.00%

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of March 31, 2024 and June 30, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$100,975	$—	$100,975
U.S. agency collateralized mortgage obligations	—	7,493	—	7,493
U.S. government agency securities	—	712	—	712
Municipal bonds	—	15,056	—	15,056
Corporate bonds	—	32,407	—	32,407
Equity securities	2,000	—	—	2,000
Total Assets	$2,000	$156,643	$—	$158,643

	June 30, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$106,756	$—	$106,756
U.S. agency collateralized mortgage obligations	—	8,292	—	8,292
U.S. government agency securities	—	3,932	—	3,932
Municipal bonds	—	14,979	—	14,979
Corporate bonds	—	31,168	—	31,168
Equity securities	1,629	—	—	1,629
Total Assets	$1,629	$165,127	$—	$166,756

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

Loans individually evaluated for impairment are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating the collateral for these loans is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of March 31, 2024 and June 30, 2023, the Company charged-off the collateral deficiency on loans evaluated individually for impairment. As a result, there were no specific reserves on loans evaluated individually for impairment as of March 31, 2024 and June 30, 2023.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of March 31, 2024 and June 30, 2023, there were no assets required to be measured and reported at fair value on a non-recurring basis.

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

In accordance with FASB ASC Topic 825 for Financial Instruments, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices; however, for many of the Company’s financial instruments, no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment, and as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value.

The following tables set forth the carrying value of financial assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition for the periods indicated.  The tables below exclude financial instruments for which the carrying amount approximates fair value.

	Fair Value Measurements at March 31, 2024
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$478,257	$446,351	$—	$—	$446,351
Securities held to maturity	94,871	78,643	—	78,643	—

Financial instruments - liabilities:
Certificates of deposit	168,702	166,445	—	—	166,445
Advances from Federal Home Loan Bank	65,000	65,000	—	—	65,000

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2023
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$477,543	$436,636	$—	$—	$436,636
Securities held to maturity	99,690	82,313	—	82,313	—

Financial instruments - liabilities:
Certificates of deposit	159,377	155,426	—	—	155,426
Advances from Federal Home Loan Bank	34,000	34,000	—	—	34,000

Off-balance sheet financial instruments	—	—	—	—	—

Note 15 – Subsequent Events

On April 17, 2024, the Company declared a cash dividend of $0.03 per share, payable on May 9, 2024, to common shareholders of record at the close of business on April 29, 2024.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) the adequacy of loan loss reserves or changes in the provision for credit losses, or future allowance for credit losses requirements, under relevant accounting and/or regulatory requirements; (vii) changes in real estate market values in our market area; (viii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (ix) military conflict (including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences), terrorism or other geopolitical events, and major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, the related disruption of any of these events to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (x) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) technological changes that may be more difficult or expensive than expected; (xii) success or consummation of new business initiatives may be more difficult or expensive than expected; (xiii) our ability to successfully execute our business plan and strategies and integrate the business operations of acquired businesses into our business operations (xiv) our ability to manage market risk, credit risk and operational risk in the current economic environment; (xv) adverse changes in the securities markets; (xvi) the inability of third party service providers to perform; (xvii) the impact of failures or disruptions in or breaches of the Company’s operational or security systems, data or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns; and (xviii) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the period ended March 31, 2024 discusses significant accounting policies, including the allowance for credit losses and the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses.  Please refer to Note 2 to the Company’s Consolidated Financial Statements for detail regarding the Company’s adoption of ASU 2016-13: Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the allowance for credit losses.  Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for credit losses.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $3.4 million as of March 31, 2024 in non-performing assets consisting of non-performing loans and two properties held in other real estate owned. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for credit losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at March 31, 2024. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three and nine months ended March 31, 2024, management considered the then current economic environment in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three and nine months ended March 31, 2024.

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

As of March 31, 2024, we had net deferred tax assets totaling $9.3 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at March 31, 2024 and June 30, 2023

Summary.  Total assets decreased $14.4 million, or 1.7%, to $833.2 million at March 31, 2024, from $847.6 million at June 30, 2023, primarily due to a $13.3 million decrease in available for sale and held to maturity investments.  The Company used $36.8 million of cash during the nine months ended March 31, 2024 to repurchase shares of stock under its previously announced stock repurchase programs.

Cash and cash equivalents decreased $2.8 million, or 13.7%, to $18.0 million at March 31, 2024, from $20.8 million at June 30, 2023.  The decrease in cash and cash equivalents was primarily due to the repurchase of 3,021,498 shares at a total cost of $36.8 million and a $9.5 million decrease in deposits, partially offset by a $31.0 million increase in advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh and approximately $15.0 million of investment principal paydowns.

Investments.  Total investments decreased $12.9 million, or 4.9%, to $253.5 million at March 31, 2024, from $266.4 million at June 30, 2023.  The decrease in investments was primarily due to approximately $15.0 million of principal paydowns of securities included in the available for sale and held to maturity portfolios, partially offset by a $1.7 million decrease in the gross unrealized loss on available for sale securities.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows.

Loans.  Net loans increased $714 thousand, or 0.1%, to $478.3 million at March 31, 2024, from $477.5 million at June 30, 2023.  The interest rate environment has caused a slowdown in borrower demand and the Company continues to maintain conservative lending practices and pricing discipline.

Deposits.  Deposits decreased $9.5 million, or 1.5%, to $625.8 million at March 31, 2024, from $635.3 million at June 30, 2023.  The decrease in deposits was primarily due to a $22.6 million decrease in money market accounts and a $7.1 million decrease in savings accounts, partially offset by an $11.8 million increase in interest bearing checking accounts and a $9.3 million increase in certificate of deposit accounts.  The interest rate environment has created significant pricing competition for deposits within our market.

Borrowings.  Borrowings increased $31.0 million, or 91.2%, to $65.0 million at March 31, 2024, from $34.0 million at June 30, 2023.  During the nine months ended March 31, 2024, the Company borrowed from the FHLB of Pittsburgh to fund a portion of the $36.8 million of share repurchases.

Stockholders’ Equity.  Stockholders’ equity decreased $34.9 million, or 21.8%, to $125.8 million at March 31, 2024, from $160.7 million at June 30, 2023. The decrease in stockholders’ equity was primarily due to the repurchase of 3,021,498 shares at a total cost of $36.8 million, or $12.18 per share, during the nine months ended March 31, 2024 under the Company’s previously announced stock repurchase programs, the payment of three $0.03 per share quarterly cash dividends totaling $900 thousand, and a $226 thousand one-time cumulative effect decrease to retained earnings from the adoption of the Current Expected Credit Losses (“CECL”) accounting standard. These decreases to stockholders’ equity were partially offset by a $1.3 million decrease in the accumulated other comprehensive loss component of equity related to the unrealized loss on available for sale securities and $326 thousand of net income during the nine months ended March 31, 2024.

Book value per share measured $13.30 as of March 31, 2024 compared to $12.91 as of June 30, 2023, and tangible book value per share measured $12.74 as of March 31, 2024 compared to $12.48 as of June 30, 2023.  Tangible book value per share is a non-GAAP financial measure that excludes goodwill and other intangible assets. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of tangible book value per share to book value per share.

As previously announced, the Company’s Board of Directors had authorized seven stock repurchase programs to acquire up to 6,433,769 shares of the Company’s outstanding shares. As of March 31, 2024, the Company had repurchased a total of 6,201,969 shares under these repurchase programs at a total cost of $72.5 million, or $11.69 per share.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended March 31,
			Change Fiscal 2024/2023
(Dollars in thousands)	2024	2023	$	%
Net interest income	$4,014	$5,533	$(1,519)	(27.45)%
Recovery for credit losses	(505)	—	(505)	(100.00)
Non-interest income	725	174	551	316.67
Non-interest expenses	5,338	5,569	(231)	(4.15)
Income tax benefit	(230)	(45)	(185)	411.11
Net income	$136	$183	$(47)	(25.68)

Return on average assets (annualized)	0.07%	0.09%
Core return on average assets(1) (non-GAAP) (annualized)	0.01	0.21
Return on average equity (annualized)	0.43	0.42
Core return on average equity(1) (non-GAAP) (annualized)	0.07	1.01
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded net income of $136 thousand, or $0.02 per basic and diluted share, for the three months ended March 31, 2024, compared to net income of $183 thousand, or $0.01 per basic and diluted share, for the three months ended March 31, 2023.  The Company recorded core net income of $21 thousand, or $0.00 per basic and diluted share, for the three months ended March 31, 2024, compared to core net income of $443 thousand, or $0.04 per basic share and $0.03 per diluted share, for the three months ended March 31, 2023.  Core net income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net income to net income.

Net Interest Income

For the three months ended March 31, 2024, net interest income was $4.0 million, a decrease of $1.5 million, or 27.5%, from the three months ended March 31, 2023.  The decrease in net interest income was primarily due to an increase in interest expense on deposits and borrowings, partially offset by an increase in interest income on loans. The net interest margin measured 2.15% for the three months ended March 31, 2024, compared to 2.84% for the three months ended March 31, 2023.  The decrease in the net interest margin during the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to an increase in the average balance of borrowings and the rise in interest rates that caused an increase in the cost of borrowings and deposits that exceeded the increase in interest income on loans.

Provision for Credit Losses

During the three months ended March 31, 2024, we recorded a $505 thousand recovery for credit losses primarily due to consistently low levels of net charge-offs, strong asset quality metrics and continued conservative lending practices.  We did not record a provision for credit losses during the three months ended March 31, 2023 due to improved asset quality metrics and continued low levels of net charge-offs and non-performing assets.  Our allowance for credit losses totaled $3.1 million, or 0.65% of total loans, as of March 31, 2024, compared to $3.3 million, or 0.69% of total loans, as of June 30, 2023.  Our total credit losses coverage ratio, including $2.2 million of fair value marks on acquired loans and the $3.1 million allowance for credit losses, was 1.10% as of March 31, 2024 compared to 1.20% as of June 30, 2023, including $2.5 million of fair value marks on acquired loans and the $3.3 million allowance for credit losses.  Based on a review of the loans that were in the loan portfolio at March 31, 2024, management believes that the allowance is maintained at a level that represents its best estimate of lifetime credit losses. Total credit losses coverage ratio is a non-GAAP financial measure that includes the fair value mark on acquired loans.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of total credit losses coverage ratio to allowance for credit losses coverage ratio.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Service fees	$210	$197
Earnings on bank-owned life insurance	319	276
Net gain on disposition of premises and equipment	—	97
Unrealized gain on equity securities	150	(435)
Other	46	39
Total	$725	$174

For the three months ended March 31, 2024, non-interest income totaled $725 thousand, an increase of $551 thousand, or 316.7%, from the three months ended March 31, 2023.  The increase was primarily due to a $585 thousand increase in the unrealized gain on equity securities from a $435 thousand unrealized loss during the three months ended March 31, 2023 to a $150 thousand unrealized gain during the three months ended March 31, 2024.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Salaries and employee benefits	$2,991	$3,217
Occupancy and equipment	772	810
Data processing	518	480
Professional fees	249	208
Amortization of intangible assets	41	49
Other	767	805
Total	$5,338	$5,569

For the three months ended March 31, 2024, non-interest expense totaled $5.3 million, a decrease of $231 thousand, or 4.1%, from the three months ended March 31, 2023.  The decrease in non-interest expense was primarily due to a $226 thousand decrease in salaries and employee benefits primarily due to a reduction in the number of full-time employees consistent with the Company’s expense management initiatives.

Income Taxes

For the three months ended March 31, 2024, the Company recorded a $230 thousand income tax benefit, reflecting an effective tax rate of (244.7)%, compared to an income tax benefit of $45 thousand, reflecting an effective tax rate of (32.6)%, for the same period in 2023.  The income tax benefit recorded during the three months ended March 31, 2024 was primarily due to the $94 thousand loss before income taxes coupled with the $319 thousand of federal tax-exempt income recorded on bank-owned life insurance.  The Company recorded an income tax benefit during the three months ended March 31, 2023 primarily due to $276 thousand of federal tax-exempt income recorded on bank-owned life insurance.

Results of Operations for the Nine Months Ended March 31, 2024 and 2023

Summary

The following table sets forth the income summary for the periods indicated:

	Nine Months Ended March 31,
			Change 2024/2023
(Dollars in thousands)	2024	2023	$	%
Net interest income	$12,969	$17,810	$(4,841)	(27.18)%
Recovery for credit losses	(475)	—	(475)	(100.00)
Non-interest income	2,203	1,358	845	62.22
Non-interest expenses	15,634	16,792	(1,158)	(6.90)
Income tax (benefit) expense	(313)	105	(418)	(398.10)
Net income	$326	$2,271	$(1,945)	(85.65)

Return on average assets (annualized)	0.05%	0.35%
Core return on average assets(1) (non-GAAP) (annualized)	(0.00)	0.35
Return on average equity (annualized)	0.32	1.65
Core return on average equity(1) (non-GAAP) (annualized)	(0.02)	1.64
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded net income of $326 thousand, or $0.04 per basic share and $0.03 per diluted share, for the nine months ended March 31, 2024, compared to net income of $2.3 million, or $0.17 per basic and diluted share, for the nine months ended March 31, 2023.  The Company recorded a core net loss of $25 thousand, or $(0.00) per basic and diluted share, for the nine months ended March 31, 2024, compared to core net income of $2.3 million, or $0.17 per basic and diluted share, for the nine months ended March 31, 2023.  Core net (loss) income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net (loss) income to net income.

Net Interest Income

For the nine months ended March 31, 2024, net interest income was $13.0 million, a decrease of $4.8 million, or 27.2%, from the nine months ended March 31, 2023.  The decrease in net interest income was primarily due to an increase in interest expense on deposits and borrowings, partially offset by an increase in interest income on loans. The net interest margin measured 2.32% for the nine months ended March 31, 2024, compared to 3.04% for the nine months ended March 31, 2023.  The decrease in the net interest margin during the nine months ended March 31, 2024, compared to the same period in 2023, was primarily due to an increase in the average balance of deposits and the rise in interest rates that caused an increase in the cost of borrowings and deposits that exceeded the increase in interest income on loans and investments.

Provision for Credit Losses

During the nine months ended March 31, 2024, we recorded a $475 thousand recovery for credit losses primarily due to consistently low levels of net charge-offs, strong asset quality metrics and continued conservative lending practices.  We did not record a provision for loan losses during the nine months ended March 31, 2023 due to improved asset quality metrics and continued low levels of net charge-offs and non-performing assets.  Our allowance for credit losses totaled $3.1 million, or 0.65% of total loans, as of March 31, 2024, compared to $3.3 million, or 0.69% of total loans, as of June 30, 2023.  Our total credit losses coverage ratio, including $2.2 million of fair value marks on acquired loans and the $3.1 million allowance for credit losses, was 1.10% as of March 31, 2024 compared to 1.20% as of June 30, 2023, including $2.5 million of fair value marks on acquired loans and the $3.3 million allowance for credit losses.  Based on a review of the loans that were in the loan portfolio at March 31, 2024, management believes that the allowance is maintained at a level that represents its best estimate of lifetime credit losses. Total credit losses coverage ratio is a non-GAAP financial measure that includes the fair value mark on acquired loans.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of total credit losses coverage ratio to allowance for credit losses coverage ratio.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Nine Months Ended March 31,
(Dollars in thousands)	2024	2023
Service fees	$650	$617
Net gain on sale of securities	85	—
Earnings on bank-owned life insurance	922	823
Net gain on disposition of premises and equipment	—	396
Unrealized gain (loss) on equity securities	371	(654)
Other	175	176
Total	$2,203	$1,358

For the nine months ended March 31, 2024, non-interest income totaled $2.2 million, an increase of $845 thousand, or 62.2%, from the nine months ended March 31, 2023.  The increase was primarily due to a $1.0 million increase in the unrealized gain on equity securities from a $654 thousand unrealized loss during the nine months ended March 31, 2023 to a $371 thousand unrealized gain during the nine months ended March 31, 2024, as well as a $99 thousand increase in earnings on bank-owned life insurance. These increases to non-interest income were partially offset by a $396 thousand net gain on the sale of premises and equipment primarily associated with the sale of two properties recorded during the nine months ended March 31, 2023.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Nine Months Ended March 31,
(Dollars in thousands)	2024	2023
Salaries and employee benefits	$8,787	$9,680
Occupancy and equipment	2,260	2,505
Data processing	1,516	1,383
Professional fees	651	729
Amortization of intangible assets	123	146
Other	2,297	2,349
Total	$15,634	$16,792

For the nine months ended March 31, 2024, non-interest expense totaled $15.6 million, a decrease of $1.2 million, or 6.9%, from the nine months ended March 31, 2023.  The decrease in non-interest expense was primarily due to an $893 thousand decrease in salaries and employee benefits primarily due to a reduction in the number of full-time employees consistent with the Company’s expense management initiatives and a $245 thousand decrease in occupancy and equipment expense consistent with the closure of the Bank’s branch office located in Collingswood, New Jersey effective December 31, 2022.

Income Taxes

For the nine months ended March 31, 2024, the Company recorded a $313 thousand income tax benefit, reflecting an effective tax rate of (2407.7)%, compared to a provision for income taxes of $105 thousand, reflecting an effective tax rate of 4.4%, for the same period in 2023.  The income tax benefit recorded during the nine months ended March 31, 2024 was primarily due to $13 thousand of income before income taxes coupled with the $922 thousand of federal tax-exempt income recorded on bank-owned life insurance.  The Company recorded a $211 thousand income tax benefit related to a refund received associated with the carryback of net operating losses under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act during the nine months ended March 31, 2023.

Asset Quality

Asset quality metrics remain strong with non-performing assets to total assets decreasing to 0.41% as of March 31, 2024 from 0.49% as of June 30, 2023.  Total nonperforming loans consisted of 31 loans to 27 unrelated borrowers at March 31, 2024, as compared to 30 loans to 27 unrelated borrowers at June 30, 2023.  Interest income related to non-performing loans would have been approximately $146 thousand during the nine months ended March 31, 2024 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no loans modified to borrowers experiencing financial difficulty during the nine months ended March 31, 2024.

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

	Three Months Ended March 31,
	2024			2023
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$479,959	$6,338	5.28%	$487,676	$5,725	4.70%
Investment securities(2)	256,404	1,652	2.58	277,161	1,714	2.47
Other interest-earning assets	11,217	174	6.20	13,281	169	5.09
Total interest-earning assets	747,580	8,164	4.37	778,118	7,608	3.91
Non-interest-earning assets	81,970			81,895
Total assets	$829,550			$860,013
Interest-bearing liabilities:
Interest-bearing checking accounts	$131,360	531	1.62%	$125,529	81	0.26%
Money market deposit accounts	188,255	1,386	2.94	204,172	1,004	1.97
Savings and club accounts	83,530	10	0.05	95,672	16	0.07
Certificates of deposit	160,551	1,273	3.17	143,697	522	1.45
Total interest-bearing deposits	563,696	3,200	2.27	569,070	1,623	1.14
FHLB advances and other borrowings	65,864	950	5.77	37,244	452	4.85
Total interest-bearing liabilities	629,560	4,150	2.64	606,314	2,075	1.37
Non-interest-bearing liabilities:
Non-interest-bearing deposits	56,610			58,238
Other non-interest-bearing liabilities	17,081			19,438
Total liabilities	703,251			683,990
Total stockholders' equity	126,299			176,023
Total liabilities and equity	$829,550			$860,013
Net interest income		$4,014			$5,533
Interest rate spread(3)		1.73%			2.54%
Net interest-earning assets(4)	$118,020			$171,804
Net interest margin(5)		2.15%			2.84%
Ratio of interest-earning assets to interest-bearing liabilities	118.75%			128.34%

(1) Includes nonaccrual loan balances and interest recognized on such loans.
(2) Includes securities available for sale, securities held to maturity, and equity securities.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended March 31,
	2024			2023
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$477,117	$18,671	5.22%	$483,225	$16,688	4.60%
Investment securities(2)	258,197	5,063	2.61	280,557	5,078	2.41
Other interest-earning assets	11,383	504	5.90	16,196	485	3.99
Total interest-earning assets	746,697	24,238	4.33	779,978	22,251	3.80
Non-interest-earning assets	82,558			82,753
Total assets	$829,255			$862,731
Interest-bearing liabilities:
Interest-bearing checking accounts	$130,531	1,424	1.45%	$129,858	244	0.25%
Money market deposit accounts	194,354	4,275	2.93	185,356	1,768	1.27
Savings and club accounts	85,334	35	0.05	99,922	53	0.07
Certificates of deposit	161,382	3,416	2.82	136,492	1,041	1.02
Total interest-bearing deposits	571,601	9,150	2.13	551,628	3,106	0.75
FHLB advances and other borrowings	49,053	2,119	5.76	49,394	1,335	3.60
Total interest-bearing liabilities	620,654	11,269	2.42	601,022	4,441	0.99
Non-interest-bearing liabilities:
Non-interest-bearing deposits	56,307			62,252
Other non-interest-bearing liabilities	17,505			15,566
Total liabilities	694,466			678,840
Total stockholders' equity	134,789			183,891
Total liabilities and equity	$829,255			$862,731
Net interest income		$12,969			$17,810
Interest rate spread(3)		1.91%			2.81%
Net interest-earning assets(4)	$126,043			$178,956
Net interest margin(5)		2.32%			3.04%
Ratio of interest-earning assets to interest-bearing liabilities	120.31%			129.78%

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

	Three Months Ended 3/31/2024			Nine Months Ended 3/31/2024
	Compared to			Compared to
	Three Months Ended 3/31/2023			Nine Months Ended 3/31/2023
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(574)	$1,187	$613	$(342)	$2,325	$1,983
Investment securities	(408)	346	(62)	(559)	544	(15)
Other interest-earning assets	(121)	126	5	(230)	249	19
Total interest-earning assets	(1,103)	1,659	556	(1,131)	3,118	1,987
Interest expense:
Interest-bearing checking accounts	26	424	450	2	1,178	1,180
Money market deposit accounts	(490)	872	382	141	2,366	2,507
Savings and club accounts	(2)	(4)	(6)	(7)	(11)	(18)
Certificates of deposit	461	290	751	292	2,083	2,375
Total interest-bearing deposits	(5)	1,582	1,577	428	5,616	6,044
FHLB advances and other borrowings	398	100	498	(15)	799	784
Total interest-bearing liabilities	393	1,682	2,075	413	6,415	6,828
Net change in net interest income	$(1,496)	$(23)	$(1,519)	$(1,544)	$(3,297)	$(4,841)

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

(Dollars in thousands, except share and per share data)
	As of March 31,	As of June 30,
Calculation of Tangible Book Value per Share:	2024	2023
Total stockholders' equity	$125,762	$160,745
Less: goodwill and other intangible assets	5,254	5,377
Total tangible equity (non-GAAP)	120,508	155,368

Total common shares outstanding	9,457,967	12,452,921

Book value per share (GAAP)	$13.30	$12.91
Tangible book value per share (non-GAAP)	$12.74	$12.48

Total Credit Losses Coverage Ratio.  Total Credit Losses Coverage Ratio represents the total of our allowance for credit losses and the fair value mark on acquired loans divided by total loans excluding the fair value mark on acquired loans. Management believes the total credit losses coverage ratio helps management and investors better understand the total coverage for credit losses on loans. This non-GAAP data should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. The following table provides a reconciliation of the total credit losses coverage ratio to allowance for credit losses to total loans, the most directly comparable GAAP financial measure, for the periods presented.

	As of March 31,	As of June 30,
Calculation of the Total Credit Losses Coverage Ratio:	2024	2023
Allowance for credit losses	$3,120	$3,313
Purchase accounting fair value mark	2,176	2,488
Total credit losses coverage	$5,296	$5,801
Gross loans receivable	$481,377	$480,856
Gross loans receivable, excluding purchase accounting fair value mark	$483,553	$483,344

Allowance for credit losses to total loans (GAAP)	0.65%	0.69%
Total credit losses coverage to total loans (non-GAAP)	1.10%	1.20%

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Calculation of core net income:
Net income (GAAP)	$136	$183	$326	$2,271
Less pre-tax adjustments:
Net gain on sale of securities	—	—	(85)	—
Net gain on disposition of premises and equipment	—	(97)	—	(396)
Unrealized (gain) loss on equity securities	(150)	435	(371)	654
Tax impact of pre-tax adjustments	35	(78)	105	(59)
Income tax benefit adjustment	—	—	—	(211)
Core net income (loss) (non-GAAP)	$21	$443	$(25)	$2,259

Calculation of core basic earnings per share:
Basic earnings per share (GAAP)	$0.02	$0.01	$0.04	$0.17
Less pre-tax adjustments:
Net gain on sale of securities	—	—	(0.01)	—
Net gain on disposition of premises and equipment	—	—	—	(0.03)
Unrealized (gain) loss on equity securities	(0.02)	0.03	(0.04)	0.05
Tax impact of pre-tax adjustments	—	—	0.01	—
Income tax benefit adjustment	—	—	—	(0.02)
Core basic earnings (loss) per share (non-GAAP)	$0.00	$0.04	$(0.00)	$0.17

Calculation of core diluted earnings per share:
Diluted earnings per share (GAAP)	$0.02	$0.01	$0.03	$0.17
Less pre-tax adjustments:
Net gain on sale of securities	—	—	—	—
Net gain on disposition of premises and equipment	—	(0.01)	—	(0.03)
Unrealized (gain) loss on equity securities	(0.02)	0.03	(0.04)	0.05
Tax impact of pre-tax adjustments	—	—	0.01	—
Income tax benefit adjustment	—	—	—	(0.02)
Core diluted earnings (loss) per share (non-GAAP)	$0.00	$0.03	$(0.00)	$0.17

Calculation of core return on average assets:
Return on average assets (GAAP)	0.07%	0.09%	0.05%	0.35%
Less pre-tax adjustments:
Net gain on sale of securities	—	—	(0.01)	—
Net gain on disposition of premises and equipment	—	(0.04)	—	(0.06)
Unrealized (gain) loss on equity securities	(0.08)	0.20	(0.06)	0.10
Tax impact of pre-tax adjustments	0.02	(0.04)	0.02	(0.01)
Income tax benefit adjustment	—	—	—	(0.03)
Core return (loss) on average assets (non-GAAP)	0.01%	0.21%	(0.00%)	0.35%
Average assets	$829,550	$860,013	$829,255	$862,731

Calculation of core return on average equity:
Return on average equity (GAAP)	0.43%	0.42%	0.32%	1.65%
Less pre-tax adjustments:
Net gain on sale of securities	—	—	(0.08)	—
Net gain on disposition of premises and equipment	—	(0.22)	—	(0.29)
Unrealized (gain) loss on equity securities	(0.47)	0.99	(0.36)	0.47
Tax impact of pre-tax adjustments	0.11	(0.18)	0.10	(0.04)
Income tax benefit adjustment	—	—	—	(0.15)
Core return (loss) on average equity (non-GAAP)	0.07%	1.01%	(0.02%)	1.64%
Average equity	$126,299	$176,023	$134,789	$183,891

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 38.9% as of March 31, 2024 compared to 40.8% as of June 30, 2023. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and total borrowings. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances and with the Federal Reserve Bank to provide an overnight line of credit. We also have available credit from the Atlantic Community Bankers Bank to purchase federal funds.  As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. We had an available borrowing limit of $280.8 million with the FHLB of Pittsburgh at March 31, 2024. There were $65.0 million of FHLB of Pittsburgh advances outstanding at March 31, 2024.

At March 31, 2024, we had outstanding commitments to originate loans of $6.6 million, unfunded commitments under lines of credit of $64.0 million and $117 thousand of standby letters of credit. At March 31, 2024, certificates of deposit scheduled to mature in less than one year totaled $147.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at March 31, 2024 indicates a level of risk within the parameters of our model. Our management believes that the March 31, 2024 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2024. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of March 31, 2024, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(15.61)%	$131,514	(5.14)%
+100	(7.73)	134,927	(2.68)
0	—	138,647	—
-100	4.96	140,256	1.16
-200	9.95	141,964	2.39

As of March 31, 2024, based on the scenarios above, net interest income would decrease by approximately 7.73% to 15.61%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would increase by approximately 4.96% to 9.95% in a declining interest rate environment.

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

During the quarter ended March 31, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission on September 7, 2023 (the “Form 10-K”).  As of March 31, 2024, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

On October 18, 2023, the Company announced its seventh stock repurchase program, which became effective upon the completion of the Company’s sixth stock repurchase program and authorized the purchase of up to 1,046,610 shares. Under this previously announced program, 837,173 shares of common stock have been repurchased at a cost of $10,247,105, or $12.24 per share. As of May 3, 2024, there were 209,437 shares remaining to be repurchased under this existing program.

Each of the Company’s stock repurchase programs was adopted following the Company’s consultation with the Federal Reserve Board.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
January 1 - 31, 2024	112,300	$12.26	112,300	325,149
February 1 - 29, 2024	65,449	12.11	65,449	259,700
March 1 - 31, 2024	27,900	12.28	27,900	231,800
Total	205,649	$12.22	205,649

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: May 3, 2024	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2024	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)