Form 10-K
period 2024-06-30
William Penn Bancorporation
filed 2024-09-05
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-40255

WILLIAM PENN BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	85-3898797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
10 Canal Street, Suite 104, Bristol, Pennsylvania	19007
(Address of Principal Executive Offices)	(Zip Code)

(267) 540-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WMPN	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting equity held by non-affiliates as of December 31, 2023 was approximately $117.7 million. The number of shares outstanding of the issuer’s common stock, as of September 5, 2024: 9,257,759 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders

are incorporated by reference into Part III of this Form 10-K.

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

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. The Company owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. The Bank offers consumer and commercial banking services to individuals, businesses, and nonprofit organizations throughout the Delaware Valley area through twelve full-service branch offices in Bucks and Philadelphia Counties in Pennsylvania, and Burlington, Camden, and Mercer Counties in New Jersey. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities.

The Bank’s principal business consists of originating one- to four-family residential real estate mortgage loans, home equity lines of credit, construction residential, one- to four-family investor commercial real estate, non-residential real estate, multi-family and construction and land loans. We offer a variety of retail deposits to the general public in the areas surrounding our main office and our branch offices. We offer our customers a variety of deposit products with interest rates that are competitive with those of similar products offered by other financial institutions operating in our market area. We also utilize borrowings as a source of funds. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities. We also generate revenues from other income including deposit fees and service charges, realized gains on sales of securities, gains on the sale on the disposition of premises and equipment, earnings on bank-owned life insurance, unrealized gains on equity securities, and other income.

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

On May 1, 2020, we acquired both (i) Fidelity Savings and Loan Association of Bucks County (“Fidelity”), a Pennsylvania-chartered mutual savings bank headquartered in Bristol, Pennsylvania and with a branch office located in Bristol Pennsylvania, and (ii) Washington Savings Bank (“Washington”), a Pennsylvania-chartered mutual savings bank headquartered in Philadelphia, Pennsylvania and with three additional branch offices located in Philadelphia, Pennsylvania. The acquisitions of Fidelity and Washington further increased our market presence in our existing market area.

Market Area

We are headquartered in Bristol, Pennsylvania and currently operate twelve full-service branch offices in Bucks and Philadelphia Counties in Pennsylvania, and in Burlington, Camden, and Mercer Counties in New Jersey. We periodically evaluate our network of banking offices to optimize the penetration in our market area.

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

According to the U.S. Census Bureau, as of July 1, 2022, (i) Bucks County had an estimated population of 645,984, representing a 0.1% decrease from April 1, 2020, and a median household income of $107,826 and (ii) Philadelphia County had an estimated population of 1.6 million, representing a 3.3% decrease from April 1, 2020, and a median household income of $57,537. In addition, (i) Burlington County had an estimated population of 469,167, representing a 1.6% increase from April 1, 2020, and a median household income of $102,615, (ii) Camden County had an estimated population of 527,196, representing a 0.7% increase from April 1, 2020, and a median household income of $82,005, (iii) Gloucester County had an estimated population of 308,423, representing a 2.0% increase from April 1, 2020, and a median household income of $99,668 and (iv) Mercer County had an estimated population of 381,671, representing a 1.5% decrease from April 1, 2020, and a median household income of $92,697. As of July 1, 2022, the median household income in the United States was $75,149.

As of June 2024, the unemployment rate in Bucks and Philadelphia Counties totaled 3.2% and 4.7%, respectively, and the unemployment rate in Burlington, Camden, Gloucester, and Mercer Counties totaled 4.2%, 5.1%, 4.6%, and 4.4%, respectively, as compared to a national unemployment rate of 4.3% for June 2024.

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

One- to Four-Family Residential Loans. One of our primary lending activities is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. Such loans totaled $127.9 million, or 27.0% of our total loan portfolio, at June 30, 2024.

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

Our largest one- to four-family residential loan at June 30, 2024 was for $1.4 million and is secured by a single-family residence located in Mercer County in New Jersey. This loan is performing in accordance with its terms.

One- to Four-Family Investor Commercial Real Estate Loans. One of our other primary lending activities is the origination of loans secured by non-owner occupied one- to four-family residential properties. These borrowers generally include individuals that purchase an investment property to generate rental income. Such loans totaled $92.3 million, or 19.5% of our total loan portfolio, at June 30, 2024.

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

Our largest one- to four-family investor commercial real estate loan at June 30, 2024 was for $5.4 million and is secured by fifty-five single-family and multi-family properties located in southern New Jersey. This loan is performing in accordance with its terms.

Non-Residential Real Estate and Multi-Family Loans. Another one of our other primary lending activities is the origination of fixed rate and adjustable-rate mortgage loans secured by commercial real estate, multi-family residential real estate and land. Our non-residential and multi-family real estate loans are generally secured by office buildings, retail and mixed-use properties, condominiums, apartment buildings, single-family subdivisions and owner-occupied properties used for businesses. At June 30, 2024, our commercial and multi-family real estate loan portfolio totaled $174.1 million, or 36.7% of our total loan portfolio, and commercial real estate loans secured by office space totaled $10.8 million, or 2.3% of our total loan portfolio.

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

Non-residential real estate loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Shared national credit loans are typically variable rate with terms ranging from one to seven years. As of June 30, 2023, the Company had one shared national credit loan commitment for $12.5 million with no balance outstanding that was a purchased participation classified as pass rated and all payments were current, and the loan was performing in accordance with its contractual terms. This shared national credit loan commitment was closed during the three months ended December 31, 2023.

Our largest non-residential real estate loan at June 30, 2024 was for $12.5 million, of which $10.9 million was disbursed and outstanding. This loan is secured by a shopping center located in Mercer County in New Jersey and is performing in accordance with its terms.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 20 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property, and we require that we have a second lien position on the property. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses. Management includes these loans based on the collateral supporting the line of credit in either the non-residential, multi-family, commercial or one-to-four family categories for the purposes of monitoring and evaluating the portfolio. At June 30, 2024, such loans totaled $30.8 million, or 6.5% of our total loan portfolio.

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

Our residential construction loans generally provide for the payment of interest only during the construction phase, which can be up to 18 months. We also require periodic inspections of the property during the term of the construction. At the end of the construction phase, substantially all of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. Our residential construction loans totaled $8.8 million, or 1.9% of our total loan portfolio, at June 30, 2024. At June 30, 2024, our largest outstanding residential construction loan was for $2.6 million, of which $1.7 million was disbursed and outstanding, and related to the construction of residential housing located in Monmouth County in New Jersey. This loan is performing in accordance with its terms.

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

Our commercial construction and land loans totaled $22.7 million, or 4.8% of our total loan portfolio, at June 30, 2024 and were comprised of $20.7 million in commercial construction loans and $2.0 million in land loans at that date. At June 30, 2024, our largest outstanding commercial construction and land loan was a commercial land loan for $10.5 million for a commercial development project in Somerset County in New Jersey. This loan is performing in accordance with its terms.

Commercial Business Loans. These loans consist of operating lines of credit secured by general business assets and equipment. The operating lines of credit are generally short term in nature with interest rates tied to short-term rates and adjustments occurring daily, monthly, or quarterly based on the original contract. For adjustable loans, there is also an interest rate floor. The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. Longer repayments of up to 15 years can be made depending on the useful life of the equipment being financed. Generally, rates are fixed for not longer than five years and will reset, generally based on the Constant Maturity U.S. Treasury indexes plus a spread, if the amortization or maturity of the loan is longer. At June 30, 2024, such loans totaled $15.1 million, or 3.2% of our total loan portfolio.  At June 30, 2024, our largest outstanding commercial business loan was for $5.0 million, of which $4.9 million was disbursed and outstanding, for the commercial headquarters of an office furniture manufacturer located in Pennsauken Township, New Jersey. This loan is performing in accordance with its terms.

Consumer Loans. In the past, we have offered a variety of consumer loans, which include student, automobile and personal secured and unsecured loans to our customer base. However, we no longer offer student or automobile loans to customers. At June 30, 2024, consumer loans totaled $1.9 million, or 0.4% of our total loan portfolio.

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

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and local realtors. Historically, we have primarily originated our own loans and retained them in our portfolio. However, we also occasionally purchase loans or participation interests in loans. As of June 30, 2024, we had an aggregate of $13.3 million in purchased loan participations outstanding. Loan participations are subject to the same credit analysis and approvals as loans we originate.  We are permitted to review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and procedures of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

We also occasionally sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold with recourse and with servicing retained. We did not sell any loans during the years ended June 30, 2024 and 2023.  We occasionally sell participation interests in loans and may sell loan participations in the future.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.

With respect to residential and consumer loans, loans with a total loan commitment of less than $250,000 may be approved by the loan’s residential underwriter, as well as one of the following individuals: the Assistant Vice President of Residential Lending and the Vice President of Residential Lending. Loans with a total loan commitment of between $250,000 to $1,000,000 must be approved by (i) the Assistant Vice President of Residential Lending or the Vice President of Residential Lending, and (ii) either our Director of Loan Servicing, Chief Retail Officer, Chief Lending Officer or Chief Executive Officer. Loans with a total loan commitment of between $1,000,000 and $2,000,000 must be approved by a majority vote from our Officers’ Loan Committee, which consists of our Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Chief Operating Officer, Chief Retail Officer, and Director of Loan Servicing. Loans with a total loan commitment in excess of $2,000,000, and up to our legal lending limit, must be approved by majority vote from our Directors’ Loan Committee, which consists of our entire board of directors.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by statute to generally 15% of our stated capital and reserves. At June 30, 2024, our regulatory lending maximum was $18.2 million.  The Bank’s internal lending limits are lower than the levels permitted by regulation and at June 30, 2024, the total exposure with our largest lending relationship was $12.9 million, which is the total amount outstanding and committed for three commercial construction loans.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 30 days.

Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We generally make initial contact with the borrower when the loan becomes ten to fifteen days past due. Generally, if payment is not received by the 30th day of delinquency, additional letters are sent and phone calls generally are made to the customer. When the loan becomes 120 days past due, we generally commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances. Management informs the board of directors on a monthly basis of the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Investment Activities

We have legal authority to invest in various types of liquid assets, including, but not limited to, mortgage-backed securities, securities of various federal agencies and of state and municipal governments, subordinated debt and certificates of deposit of federally insured institutions. At June 30, 2024, our investment portfolio consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie

Mac or Gennie Mae with stated final maturities of 30 years or less, municipal securities with maturities of 20 years or less, corporate bonds, and preferred stock.

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

Borrowings. If necessary, we borrow from the Federal Home Loan Bank (“FHLB”) of Pittsburgh to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The FHLB determines specific lines of credit for each member institution. There were $48.0 million of FHLB advances outstanding at June 30, 2024. At June 30, 2024, we had the ability to borrow an additional $234.0 million from the Federal Home Loan Bank of Pittsburgh. In addition, as of June 30, 2024, we had $10.0 million of available credit from Atlantic Community Bankers Bank to purchase federal funds and we had $3.6 million of available credit from the Federal Reserve Bank.

Personnel

At June 30, 2024, we had 90 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only direct subsidiary is the Bank. The Bank has one wholly owned subsidiary, WPSLA.  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At June 30, 2024, WPSLA held $235.4 million of the Bank’s $243.8 million securities portfolio.

REGULATION AND SUPERVISION

General

The Bank is a Pennsylvania-chartered stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to extensive regulation by the Pennsylvania Department of Banking and Securities, as its chartering agency, and by the FDIC, as its primary federal regulator. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Pennsylvania Department of Banking and Securities, concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Bank is a member of the FHLB of Pittsburgh.

The regulation and supervision of the Bank establish a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes.

As a bank holding company, the Company must comply with the rules and regulations of the Federal Reserve Board and file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Pennsylvania Department of Banking and Securities, the FDIC, the Federal Reserve Board, the Commonwealth of Pennsylvania or Congress, could have a material adverse impact on the operations and financial performance of the Company and the Bank. In addition, the Company and the Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company and the Bank.

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

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to average assets leverage ratio of 4.0%.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At June 30, 2024, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Federal banking agencies have established an optional “community bank leverage ratio” of between 8% to 10% tangible equity to average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements and would be considered well-capitalized under the prompt corrective action framework.  In April 2020, the Federal banking regulatory agencies modified the original Community Bank Leverage Ratio (CBLR) framework and provided that, as of the second quarter 2020, a banking organization with a leverage ratio of 8% or greater and that meets the other existing qualifying criteria may elect to use the community bank leverage ratio framework. The modified rule also states that the community bank leverage ratio requirement will be greater than 8% for the second through fourth quarters of calendar year 2020, greater than 8.5% for calendar year 2021, and greater than 9% thereafter. The transition rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 100 basis points below the applicable community bank leverage ratio requirement. The Bank has elected to adopt the community bank leverage ratio framework. Management believes, as of June 30, 2024, that the Bank meets all capital adequacy requirements to which it is subject.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will consider the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

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

Investments and Activities. Under federal law, all state-chartered banks insured by the FDIC have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under federal law. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Code of 1965, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of June 30, 2024, the Bank held no marketable equity securities under such grandfathering authority.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of June 30, 2024, the Bank was a “well capitalized” institution under the FDIC regulations.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

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

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-

affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

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

Enforcement. The FDIC has extensive enforcement authority over insured state chartered savings banks, including the Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.

Federal Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) for most banks with less than $10 billion of assets currently range from 1 1∕2 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more were supposed to fund the increase. The FDIC indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets were to receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieves 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Future insurance assessment rates cannot be predicted. In October 2022, the FDIC Board adopted a final rule to increase initial base deposit insurance assessment rate schedules by two basis points beginning in the first quarterly assessment period of 2023.  The adoption of this final rule increased the Bank’s annual deposit insurance premium by approximately $144 thousand.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Privacy Regulations. FDIC regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by FDIC regulations, a non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest FDIC CRA rating was “Satisfactory.”

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

The deposit operations of the Bank also are subject to, among others, the:

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. At June 30, 2024, the Bank had a maximum borrowing capacity from the FHLB of Pittsburgh of $287.3 million, of which it had $48.0 million in outstanding borrowings. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with requirements for the FHLB of Pittsburgh with an investment of $2.8 million at June 30, 2024.

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

The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) which have historically been similar to, though less stringent than, those of the FDIC for the Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies; as is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. However, the Federal Reserve Board has provided a “small bank holding company” exception to its consolidated capital requirements, and legislation and the related issuance of regulations by the Federal Reserve Board has increased the threshold for the exception to $3.0 billion. As a result, the Company is not subject to the capital requirement until such time as its consolidated assets exceed $3.0 billion.

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

Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The tax years corresponding to our fiscal years ended June 30, 2021 through 2024 remain subject to examination by the Internal Revenue Service and by Pennsylvania and Philadelphia taxing authorities. The tax years corresponding to our fiscal years ended June 30, 2020 through 2024 remain subject to examination by New Jersey taxing authorities. For 2024, the Bank’s maximum federal income tax rate was 21.0%.

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

Philadelphia Taxation. In addition, as a savings bank conducting business in Philadelphia, the Bank is also subject to the City of Philadelphia Business Privilege Tax. The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. Pursuant to the City of Philadelphia Business Privilege Tax, the 2024 tax rate was 5.81% on net income and 0.1415% on gross receipts. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts. The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by stockholders. An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

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

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as our executive officers:

Name	Position
Kenneth J. Stephon	Chairman, President and Chief Executive Officer of William Penn Bancorporation and William Penn Bank
Jeannine Cimino	Executive Vice President and Chief Retail Officer of William Penn Bancorporation and William Penn Bank
Amy J. Logan	Executive Vice President and Chief Operating Officer of William Penn Bancorporation and William Penn Bank
Jonathan T. Logan	Executive Vice President and Chief Financial Officer of William Penn Bancorporation and William Penn Bank
Alan B. Turner	Executive Vice President and Chief Lending Officer of William Penn Bancorporation and William Penn Bank

Below is information regarding our executive officers.  Each executive officer has held his or her current position for the period indicated below. Ages presented are as of June 30, 2024.

Kenneth J. Stephon is the Chairman, President and Chief Executive Officer of William Penn Bancorporation and William Penn Bank. Mr. Stephon previously served as Senior Executive Vice President and Chief Operating Officer of William Penn Bank and William Penn Bancorporation from July 2018 until October 2018, when he became President. He was appointed Chief Executive Officer of William Penn Bank and William Penn Bancorporation in February 2019. Mr. Stephon has over 40 years of banking industry experience and previously served as President and Chief Executive Officer, as well as a director, of Audubon Savings Bank from October 2013 until its merger with William Penn Bank on July 1, 2018. He also serves as a director of the Pennsylvania Association of Community Bankers and the Insured Financial Institutions of the Delaware Valley. Age 65.

Jeannine Cimino joined William Penn Bancorporation and William Penn Bank as Executive Vice President and Chief Retail Officer in July 2021. Mrs. Cimino served as Regional President of Berkshire Bank from December 2016 to July 2021, following Berkshire Bank’s acquisition of First Choice Bank, where she served as Director of Marketing from April 2010 to December 2016.  Prior to that time, Mrs. Cimino served as Senior Vice President of Retail Banking at Sovereign Bank. Age 53.

Amy J. Logan joined William Penn Bancorporation and William Penn Bank as Executive Vice President and Director of Corporate Development in May 2021 and, in June 2021, was appointed as Executive Vice President and Chief Operating Officer of the Company and the Bank. Mrs. Logan served as Senior Vice President and Corporate Controller of WSFS Bank, from April 2019 to April 2021, following the acquisition by WSFS Bank of Beneficial Bank, where she served as Senior Vice President and Chief Accounting Officer from March 2010 to April 2019.  Mrs. Logan is a certified public accountant and began her career with Coopers and Lybrand, where she served as an audit manager in the financial services industry. Mrs. Logan (formerly Mrs. Hannigan) is married to Jonathan T. Logan, who is also an executive officer of the Company and the Bank, and has adopted her marital last name.  Age 57.

Jonathan T. Logan joined William Penn Bancorporation and William Penn Bank as Senior Vice President and Chief Financial Officer in April 2020 and, in June 2021, was appointed Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Logan served as Vice President and Controller of Towne Park, a hospitality services company, from March 2019 to March 2020. Prior to that time, Mr. Logan served as Vice President and Corporate Controller of Beneficial Bank from April 2011 to March 2019. Mr. Logan is a certified public accountant and began his career with Ernst & Young where he served as an audit manager in the financial services industry.  Mr. Logan is married to Amy J. Logan, who is also an executive officer of the Company and the Bank.  Age 40.

Alan B. Turner joined William Penn Bancorporation and William Penn Bank as Executive Vice President and Chief Lending Officer in March 2021. Prior to that time, Mr. Turner served as Senior Vice President and Regional Commercial Manager for OceanFirst Bank, successor to Two River Community Bank, where he served as the Executive Vice President and Senior Loan Officer for 20 years. Age 60.

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

Furthermore, the historically low interest rate environment in recent periods has contributed significantly to our loan growth, particularly in one- to four-family residential mortgage loans where refinance volume has been relatively high. The increase in market interest rates that we experienced is likely to reduce our loan origination volume, particularly refinance volume, and/or reduce our interest rate spread, which would have a material adverse effect on our profitability and results of operations.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets, including the value of our available-for-sale investment securities which generally decrease when market interest rates rise.

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

Changes in interest rates can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable-rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

Risks Related to Our Lending Activities

Our emphasis on one- to four-family residential mortgage and commercial real estate loans exposes us to lending risks.

At June 30, 2024, $220.2 million, or 46.5%, of our loan portfolio was secured by one- to four-family real estate and we intend to continue to make loans of this type in the future. One- to four-family residential mortgage and one- to four-family commercial real estate lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our origination of non-owner occupied one- to four-family residential mortgage loans may expose us to increased lending risks.

At June 30, 2024, loans secured by non-owner occupied one- to four-family residential properties totaled $92.3 million, or 19.5% of our loan portfolio. We intend to continue to make loans secured by non-owner occupied one- to four-family residential properties in the future. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.

Our recent increase in and planned increase in commercial real estate and commercial lending could expose us to increased lending risks and related credit losses.

At June 30, 2024, we had $211.9 million in commercial real estate and business loans (which include non-residential real estate loans, multi-family loans, land loans and commercial loans), which represented 44.7% of our total loan portfolio at that date. Of this amount, $158.5 million, or 33.5% of our total loan portfolio, was comprised of non-residential real estate loans made to small and medium-sized business located in our market area. Our current business strategy is to continue to increase our originations of commercial real estate loans in accordance with our conservative underwriting guidelines. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.

In addition, to the extent that borrowers have more than one commercial loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. Furthermore, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.

If our allowance for credit losses is not sufficient to cover actual credit losses, our results of operations would be negatively affected.

In determining the amount of the allowance for credit losses, we analyze, among other things, our loss and delinquency experience by portfolio segments and we consider the effect of existing and forecasted economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the actual results are different from our estimates, or our analyses are inaccurate, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Increasing our loan portfolio, as well as any future credit deterioration, will require us to increase our allowance further in the future.

In addition, our banking regulators periodically review our allowance for credit losses and could require us to increase our provision for credit losses. Any increase in our allowance for credit losses or loan charge-offs resulting from these regulatory reviews may have a material adverse effect on our results of operations and financial condition.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our local market area.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in the suburbs of Philadelphia, particularly in Bucks and Philadelphia Counties in Pennsylvania and in Southern and Central New Jersey. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could drive the level of credit losses beyond the level we have provided for in our allowance for credit losses, which in turn could necessitate an increase in our provision for credit losses and a resulting reduction to our earnings and capital.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. As inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2024, we had net deferred tax assets totaling $9.6 million. We have determined that no valuation allowance is required as of June 30, 2024, although there is no guarantee that those assets will be fully recognizable in future periods. Management regularly reviews the net deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.

The value of our goodwill may decline in the future.

As of June 30, 2024, we had $4.9 million of goodwill. A significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

Risks Related to Our Growth Strategy

We are subject to certain risks in connection with our history of growing through mergers and acquisitions.

In July 2018, we acquired Audubon, a New Jersey-chartered mutual savings association headquartered in Audubon, New Jersey. Additionally, in May 2020, we acquired both Fidelity, a Pennsylvania-chartered mutual savings bank headquartered in Bristol, Pennsylvania and Washington, a Pennsylvania-chartered mutual savings bank headquartered in Philadelphia, Pennsylvania. It is possible that we could acquire other banking institutions, other financial services companies or branches of financial institutions in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Acquisitions, including those that we have completed, also involve a number of risks and challenges, including (1) our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions of the acquired entity into our current operations and (2) the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results.

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

Risks Related to Liquidity and Dividend Matters

Financial challenges at other banking institutions could lead to disruptive and destabilizing deposit outflows, as well as an increase in FDIC deposit premiums, which could negatively impact our profitability and results of operations.

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows, coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed into FDIC receivership.  The placement of these institutions into receivership has resulted in market disruption and increased concerns that diminished depositor confidence across the banking industry in general could lead to deposit outflows that could destabilize other institutions.  At June 30, 2024, we had $234.0 million in available liquidity with the FHLB of Pittsburgh and $20.2 million in cash and cash equivalents, which was sufficient to cover 234.9% of our estimated uninsured and uncollateralized deposits, excluding intercompany deposits.  Notwithstanding our strong liquidity position, large deposit outflows could materially and adversely affect our financial condition and results of operations. Following the placement of Silicon Valley Bank and Signature Bank into FDIC receivership, the federal banking regulators also issued a joint statement providing that the losses to support the uninsured deposits of those banks would be recovered via a special assessment on banks. Any special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to maintain our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, FHLB advances, and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability.

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

We cannot guarantee that we will continue to pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

The holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance, and, although we have historically declared cash dividends on our common stock, we are not required to do so. The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the Federal Reserve Board has issued guidance that requires consultation with the agency prior to a bank holding company’s payment of dividends or repurchase of stock under certain circumstances. These regulatory policies could affect the ability of the Company to pay dividends, repurchase its stock or otherwise engage in capital distributions.

Our inability to receive dividends from the Bank could have a material adverse effect on our financial condition or results of operations, as well as our ability to maintain or increase the current level of cash dividends we pay to our stockholders.

The Company is a separate and distinct legal entity from the Bank, and a substantial portion of the revenues the Company receives consists of dividends from the Bank. These dividends are the primary funding source for the dividends we pay on our common stock. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. If the Bank is unable to pay dividends to the Company, we might not be able to pay our obligations, or pay dividends on our common stock.

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

Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, reduce the demand for financial services, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. In addition, the emergence of a health emergency, epidemic or pandemic, such as the COVID-19 pandemic, could (i) reduce the demand for loans and other financial services, (ii) result in increases in loan delinquencies, problem assets, and foreclosures, (iii) cause the value of collateral for loans, especially real estate, to decline in value, (iv) reduce the availability and productivity of our employees, (v) cause our vendors and counterparties to be unable to meet existing obligations to us, (vi) negatively impact the business and operations of third-party service providers that perform critical services for our business, (vii) cause the value of our securities portfolio to decline, and (viii) cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us. Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations. The occurrence of any of these events could have a material adverse effect on our business, operations and financial condition.

Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive government regulation, supervision and examination by the FDIC and the Pennsylvania Department of Banking and Securities. In addition, the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities. Such regulation, supervision and examination govern the activities in which we may engage, and are intended primarily for the protection of the deposit insurance fund and the Bank’s depositors and not for the protection of our stockholders. Federal and state regulatory agencies have the ability to take strong supervisory actions against financial institutions that have experienced increased loan production and losses and other underwriting weaknesses or have compliance weaknesses. These actions include the entering into of formal or informal written agreements and cease and desist orders that place certain limitations on their operations. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Regulation — Banking Regulation — Capital Requirements” for a discussion of regulatory capital requirements.

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

In preparing our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses and our determinations with respect to amounts owed for income taxes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity is a material part of the Company’s business. As a financial institution offering products through multiple digital delivery channels, cybersecurity incidents could have a material effect on the Company, its results of operations and its reputation.  To date, the Company has not experienced any cybersecurity events which have had a material effect (or are reasonably likely to have a material effect) on the Company’s business strategy, results of operations, or financial condition.  Notwithstanding, the impact of a cyber-incident could have a future impact on the Company’s results of operations or financial condition.  Cyber-attacks or other security breaches could adversely affect our operations, net income, or reputation.

Our information security program is managed by our dedicated Chief Technology Officer, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes.  The specific experience of management who oversee cybersecurity are as follows:

●	Our Chief Technology Officer, who has over 40 years of industry experience and has facilitated the management of information security programs at financial institutions for the past 35 years. Our Chief Technology Officer is responsible for technology vendor selection and managing efficiency initiatives, including the implementation and upgrades of core banking technology.

●	Our Vice President and Director of Information Technology, who has over 20 years of industry experience and is a technology subject matter expert responsible for enterprise program management and information technology service management.

●	Our Chief Risk Officer, who oversees entity-side risk management, including cybersecurity related risk.

To ensure that cybersecurity risk management is integrated into the Company’s overall risk management plans, systems and processes, management provides regular cybersecurity reports to the Board of Directors on a monthly basis.  These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and updates on the emerging threat landscape.  Our program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Board.

The Company’s cybersecurity risk mitigation program involves a combination of internal resources and the use of third parties.  Through a third-party vendor, the Company’s internal information technology team performs monthly vulnerability scanning and performs an annual risk assessment based on best practices from the Cybersecurity and Infrastructure Security Agency (“CISA”).  We also use a third-party vendor to, among other things, undertake periodic penetration and vulnerability testing, and the results of all internal and third-party assessments and testing are reported to the Board of Directors. We actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

The Company also maintains insurance which may provide coverage for expenses and certain losses incurred in connection with a cybersecurity incident.

ITEM 2. PROPERTIES

At June 30, 2024, we conducted business through our administrative headquarters located in Bristol, Pennsylvania and our twelve branch offices located in Bucks and Philadelphia Counties in Pennsylvania and Burlington, Camden and Mercer Counties in New Jersey. At June 30, 2024, we owned six of our branch office locations, leased building space at five of our branch office locations and leased the land at one of our branch office locations. We also lease our administrative headquarters located in Bristol, Pennsylvania and own one additional administrative office located in Camden County, New Jersey. However, we do not currently conduct business operations from this additional administrative office. At June 30, 2024, the total net book value of our land, buildings, furniture, fixtures and equipment was $7.2 million.  As of June 30, 2024, the Company has two properties with a total carrying value of $2.2 million in the held for sale classification.  The Company intends to sell these properties by December 31, 2024.

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

Holders

The number of shareholders of record of the Company at September 5, 2024 was 502.

Dividends

The Company has historically paid dividends to its stockholders.  During the fiscal year ended June 30, 2024, the Company paid quarterly dividends of $0.03 per common share for an aggregate of $0.12 per common share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares under the Company’s 2022 Equity Incentive Plan at June 30, 2024:

	(a)	(b)	(c)
Number of Securities
Remaining Available
for Future Issuance
	Number of Securities to	Weighted-Average	Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plan approved by security holders	1,264,000	$11.71	4
Equity compensation plan not approved by security holders	—	—	—
Total	1,264,000	$11.71	4

Share Repurchases

On March 11, 2022, the Company issued a press release announcing that the Company’s Board of Directors had authorized a stock repurchase program to acquire up to 758,528 shares of the Company’s outstanding common stock, or approximately 5.0% of outstanding shares. That stock repurchase program became effective on March 25, 2022.

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

On August 29, 2023, the Company issued a press release announcing that the Company's Board of Directors had authorized a sixth stock repurchase program to acquire up to 1,138,470 shares, or approximately 10.0%, of the Company's outstanding common stock. The sixth stock repurchase program was authorized following the completion of the Company’s fifth stock repurchase program on August 28, 2023. The Company completed this stock repurchase program on October 30, 2023.

On October 18, 2023, the Company issued a press release announcing that the Company's Board of Directors had authorized a seventh stock repurchase program to acquire up 1,046,610 shares, or approximately 10.0%, of the Company's outstanding common stock. The seventh stock repurchase program was authorized following the completion of the Company’s sixth stock repurchase program on October 30, 2023. As of September 5, 2024, there were 49,542 shares remaining to be purchased under the Company’s seventh repurchase program.

Each of the Company’s stock repurchase programs was adopted following the Company's consultation with the Federal Reserve Board.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved programs during the quarter ended June 30, 2024.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
April 1 - 30, 2024	20,263	$12.32	20,263	211,537
May 1 - 31, 2024	57,150	12.13	39,200	172,337
June 1 - 30, 2024	36,654	11.80	36,654	135,683
Total	114,067	$12.06	96,117

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios, including associated allowances and reserves; (vi) changes in future allowance for credit losses, including changes required under relevant accounting and regulatory requirements; (vii) the ability to pay future dividends; (viii) changes in real estate market values in our market area; (ix) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (x) major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (xi) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (xii) technological changes that may be more difficult or expensive than expected; (xiii) success or consummation of new business initiatives may be more difficult or expensive than expected; (xiv) our ability to successfully execute our business plan and strategies and integrate the business operations of acquired businesses into our business operations; (xv) our ability to manage market risk, credit risk and operational risk in the current economic environment; (xvi) adverse changes in the securities markets; (xvii) the inability of third party service providers to perform; and (xviii) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, including mortgage-backed securities, and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of interest-bearing checking accounts, money market accounts, statement savings accounts, individual retirement accounts, certificates of deposit and advances from the FHLB of Pittsburgh. Our results of operations also are affected by our provisions for credit losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service fees, service charges, earnings on bank-owned life insurance, net gains on the sale of investment securities and unrealized gains or losses on equity securities.

Noninterest expense currently consists primarily of salaries and employee benefits, occupancy and equipment, data processing and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, and actions of regulatory authorities.

Business Strategy

The Company is focused on serving the financial needs of consumers and businesses in our primary markets of Southeastern Pennsylvania and Southern and Central New Jersey. Through our wholly owned bank subsidiary, William Penn Bank, we deliver a comprehensive range of traditional depository and lending products, online banking services, and cash management tools for small businesses. Our business strategy is to continue to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategy described below:

Continuing to emphasize our established relationship-based banking business model.

Our primary strategic objective is to further our relationship-based business model that emphasizes securing strong, long-lasting customer relationships. We employ a group of talented employees with relationships in retail, commercial, and small business banking that assist us in our efforts to build relationships and enhance the William Penn brand.  We believe that customer satisfaction is a key to sustainable growth and profitability. While continually striving to ensure that our products and services meet our customers’ needs, we also encourage our employees to focus on providing personal service and attentiveness to our customers in a proactive manner. We believe that many opportunities remain to deliver what our customers want in the form of exceptional service and convenience, and we intend to continue to focus our operating strategy on taking advantage of these opportunities.  Consistent with this strategy, in fiscal 2022 we began offering private banking services that provide high net worth clients a primary point of contact that is dedicated to their personal and business financial needs.

Focusing on our commercial lending activities while also maintaining our residential portfolio.

At June 30, 2024, $211.9 million, or 44.7%, of our total loan portfolio was secured by commercial non-residential real estate, multi-family real estate, commercial construction and land, and commercial business loans, compared to $120.4 million, or 25.9%, of our loan portfolio at June 30, 2021.  We intend to continue to increase our commercial lending activities, particularly with respect to commercial real estate, multi-family residential and commercial business loans, in the future. We believe the recent expansion of our multi-family residential and commercial real estate lending activities has helped to diversify our balance sheet and increase our presence in our market area. We have added experienced commercial lending personnel and enhanced our infrastructure in order to implement this component of our business strategy.

At June 30, 2024, $127.9 million, or 27.0%, of our total loan portfolio was secured by owner-occupied one- to four-family residential real estate loans and we intend to continue to offer this type of lending in the future. We believe there are opportunities to increase our residential mortgage lending in our market area, and we intend to take advantage of these opportunities through our existing lending staff and residential mortgage origination channels.

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

We have been enhancing and optimizing both our facilities and branch network in recent years. We have consolidated most of our non-branch operations into one location located in Bristol, Pennsylvania that opened in November 2019 and we have consolidated our loan origination and servicing administration operations into one location located in Philadelphia, Pennsylvania that we acquired in connection with our acquisition of Washington Savings Bank.  Effective June 30, 2022, we consolidated three existing Bank branches into one branch based on branch deposit levels and the close geographic proximity of the three consolidating branches.  In addition, effective December 31, 2022, we consolidated two existing Bank branches into one branch based on branch deposit levels and the close geographic proximity of the two consolidating branches.

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

Maintaining a strong capital base is critical to support our long-range business plan. We intend to continue to manage our capital position through the growth of assets, as well as the utilization of appropriate capital management tools, consistent with applicable regulations and policies, and subject to market conditions. Under current federal regulations, subject to limited exceptions, we were not able to repurchase shares of our common stock during the first year following the completion of our second-step conversion offering, which occurred on March 24, 2021.  On March 11, 2022, the Company issued a press release announcing that the Company’s Board of Directors had authorized a stock repurchase program to acquire up to 758,528 shares of the Company’s outstanding common stock, or approximately 5.0% of outstanding shares. That stock repurchase program became effective on March 25, 2022. On June 9, 2022, the Company issued a press release announcing that the Company’s Board of Directors had authorized a second stock repurchase program to acquire up to 771,445 shares, or approximately 5.0%, of the Company’s outstanding stock, commencing upon the completion of the Company’s first stock repurchase program. On August 18, 2022, the Company issued a press release announcing that the Company's Board of Directors had authorized a third stock repurchase program to acquire up to 739,385 shares, or approximately 5.0%, of the Company's outstanding common stock, commencing upon the completion of the Company's second stock repurchase program. On February 17, 2023, the Company issued a press release announcing that the Company's Board of Directors had authorized a fourth stock repurchase program to acquire up to 698,312 shares, or approximately 5.0%, of the Company's outstanding common stock, commencing upon the completion of the Company's third stock repurchase program.  The Company completed this stock repurchase program on May 31, 2023. On May 5, 2023, the Company issued a press release announcing that the Company's Board of Directors had authorized a fifth stock repurchase program to acquire up to 1,281,019 shares, or approximately 10.0%, of the Company's outstanding common stock, commencing upon the completion of the Company's fourth stock repurchase program. The Company completed this stock repurchase program on August 28, 2023. On August 29, 2023, the Company issued a press release announcing that the Company's Board of Directors had authorized a sixth stock repurchase program to acquire up to 1,138,470 shares, or approximately 10.0%, of the Company's outstanding common stock. The sixth stock repurchase program was authorized following the completion of the Company’s fifth stock repurchase program on August 28, 2023. The Company completed this stock repurchase program on October 30, 2023. On October 18, 2023, the Company issued a press release announcing that the Company's Board of Directors had authorized a seventh stock repurchase program to acquire up 1,046,610 shares, or approximately 10.0%, of the Company's outstanding common stock. The seventh stock repurchase program was authorized following the completion of the Company’s sixth stock repurchase program on October 30, 2023. As of September 5, 2024, there were 49,542 shares remaining to be purchased under the Company’s seventh repurchase program.

On July 21, 2021, the Company declared a one-time special dividend of $0.30 per common share, payable August 18, 2021, to common shareholders of record at the close of business on August 2, 2021.  During the fiscal year ended June 30, 2022, the Company paid regular cash dividends of $0.06 per common share, including dividends of $0.03 per common share for the quarters ended March 31, 2022 and June 30, 2022, but did not pay regular cash dividends during the quarters ended September 30, 2021 and December 31, 2022.  During the fiscal years ended June 30, 2024 and 2023, the Company paid regular cash dividends totaling an aggregate of $0.12 per common share, consisting of quarterly cash dividends of $0.03 per common share for each of the four fiscal quarters. As previously disclosed, the Company’s Board of Directors had declared a cash dividend of $0.03 per share, that was paid on August 8, 2024, to common shareholders of record at the close of business on July 29, 2024.  In determining the amount of any future dividends, the board of directors will consider the Company’s financial condition and results of operations, tax considerations, capital requirements and alternative uses for capital, industry standards, and economic conditions.  The Company cannot guarantee that it will continue to pay dividends or that, if paid, it will not reduce or eliminate dividends in the future.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the year ended June 30, 2024 discusses significant accounting policies, including the allowance for credit losses and the adoption of Accounting Standards Codification (“ASC”) 326, which changed the methodology under which management calculates its reserve for loans, investment securities and unfunded loan commitments, now referred to as the allowance for credit losses.  Please refer to Note 2 to the Company’s Consolidated Financial Statements for detail regarding the Company’s adoption of Accounting Standards Update (“ASU”) 2016-13: Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the allowance for credit losses.  Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for credit losses.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $3.3 million as of June 30, 2024 in non-performing assets consisting of non-performing loans. Most of these loans are collateral dependent assets where we may have to incur credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for credit losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at June 30, 2024 and June 30, 2023. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2024, the Company included considerations of the current economic environment in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired.  No goodwill impairment exists during the year ended June 30, 2024.

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

As of June 30, 2024 and 2023, we had net deferred tax assets totaling $9.6 million and $9.5 million, respectively. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Balance Sheet Analysis

Comparison of Financial Condition at June 30, 2024 and 2023

Total assets decreased $28.9 million, or 3.4%, to $818.7 million at June 30, 2024, from $847.6 million at June 30, 2023, primarily due to a $21.0 million decrease in available for sale and held to maturity investments and a $6.9 million decrease in net loans.  The Company used $38.0 million of cash during the year ended June 30, 2024 to repurchase shares of stock under its previously announced stock repurchase programs.

Cash and cash equivalents decreased $595 thousand, or 2.9%, to $20.2 million at June 30, 2024, from $20.8 million at June 30, 2023.  The decrease in cash and cash equivalents was primarily due to the repurchase of 3,117,615 shares at a total cost of $38.0 million, a $5.5 million decrease in deposits and $1.2 million of cash dividend payments to shareholders, partially offset by a $14.0 million increase in advances from the FHLB of Pittsburgh, approximately $19.3 million of investment principal paydowns, a $6.9 million decrease in net loans, and $3.3 million of net proceeds from the purchase and sale of investment securities.

Investments

Our investment portfolio consists primarily of corporate bonds with maturities of five to ten years, municipal securities with maturities of five to more than ten years and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae with stated final maturities of 30 years or less. Total investments decreased $20.6 million, or 7.7%, to $245.8 million at June 30, 2024, from $266.4 million at June 30, 2023.  The decrease in investments was primarily due to approximately $19.3 million of principal paydowns of securities included in the available for sale and held to maturity portfolios and $3.3 million of net proceeds from the purchase and sale of investment securities, partially offset by a $1.8 million decrease in the gross unrealized loss on available for sale securities.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows.

The following table sets forth the amortized cost and fair value of investment securities at the dates indicated:

	At June 30,
	2024		2023
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available for sale:
Mortgage-backed securities	$112,439	$95,125	$124,252	$106,756
U.S. agency collateralized mortgage obligations	8,937	7,200	10,074	8,292
U.S. government agency securities	769	693	3,881	3,932
Municipal bonds	19,999	14,969	20,081	14,979
Corporate bonds	37,200	32,768	37,200	31,168
Total securities available for sale	179,344	150,755	195,488	165,127
Securities held to maturity:
Mortgage-backed securities	87,526	71,310	94,648	77,373
U.S. government agency securities	5,482	5,469	4,982	4,880
Municipal bonds	48	48	60	60
Total securities held to maturity	93,056	76,827	99,690	82,313
Total investment securities	$272,400	$227,582	$295,178	$247,440

The following tables set forth the stated maturities and weighted average yields of investment securities at June 30, 2024. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. The table presents contractual maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

			More than		More than
	One		One Year to		Five Years to		More than
	Year or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
June 30, 2024	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$95,125	2.24%	$95,125	2.24%
U.S. agency collateralized mortgage obligations	—	—	—	—	—	—	7,200	2.69	7,200	2.69
U.S. government agency securities	2	8.36	—	—	—	—	691	8.87	693	8.87
Municipal bonds	—	—	—	—	4,169	2.29	10,800	2.43	14,969	2.39
Corporate bonds	—	—	—	—	32,768	4.07	—	—	32,768	4.07
Total securities available for sale	2	—	—	—	36,937	3.86	113,816	2.32	150,755	2.69
Securities held to maturity:
Mortgage-backed securities	—	—	—	—	—	—	87,526	1.59	87,526	1.59
U.S. agency collateralized mortgage obligations	5,482	2.57	—	—	—	—	—	—	5,482	5.40
Municipal bonds	48	5.40	—	—	—	—	—	—	48	2.57
Total securities held to maturity	5,530	2.59	—	—	—	—	87,526	1.59	93,056	1.65
Total investment securities	$5,532	2.59%	$—	—%	$36,937	3.86%	$201,342	2.04%	$243,811	2.33%

Loans

Our loan portfolio consists primarily of one-to four-family residential mortgage loans, one-to four-family commercial real estate investor loans and non-residential commercial real estate loans. Our loan portfolio also consists of residential construction, home equity and lines of credit, multi-family residential real estate, commercial, construction and consumer loans. Net loans decreased $6.9 million, or 1.5%, to $470.6 million at June 30, 2024, from $477.5 million at June 30, 2023.  The interest rate environment has caused a slowdown in borrower demand, and the Company continues to maintain conservative lending practices and pricing discipline.

The following table shows the loan portfolio at the dates indicated:

	At June 30,
	2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate loans:
One- to four-family	$127,911	27.00%	$135,046	28.08%
Home equity and HELOCs	30,767	6.50	32,684	6.79
Residential construction	8,802	1.86	9,113	1.90
Total residential real estate loans	167,480	35.36	176,843	36.77
Commercial real estate loans:
One- to four-family investor	92,284	19.49	98,160	20.41
Multi-family	15,619	3.30	15,281	3.18
Commercial non-residential	158,481	33.46	157,555	32.77
Commercial construction and land	22,687	4.79	15,584	3.24
Total commercial real estate loans	289,071	61.04	286,580	59.60
Commercial loans	15,090	3.19	15,433	3.21
Consumer loans	1,920	0.41	2,000	0.42
Total loans	473,561	100.00%	480,856	100.00%

Allowance for credit losses	(2,989)		(3,313)
Loans, net	$470,572		$477,543

The following table sets forth certain information at June 30, 2024 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table below does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		Home
	One- to	Equity		One- to		Commercial	Commercial
June 30, 2024	Four-Family	and	Residential	Four-Family	Multi-	Non-	Construction			Total
(Dollars in thousands)	Residential	HELOCs	Construction	Investor	Family	Residential	and Land	Commercial	Consumer	Loans
Amounts due in:
One year or less	$149	$1,510	$6,387	$3,217	$325	$10,102	$2,049	$8,167	$439	$32,345
More than 1 – 5 years	4,559	3,261	2,415	8,073	379	22,051	20,638	1,484	179	63,039
More than 5 – 15 years	41,853	12,847	—	45,199	3,777	89,704	—	5,439	618	199,437
More than 15 years	81,350	13,149	—	35,795	11,138	36,624	—	—	684	178,740
Total	$127,911	$30,767	$8,802	$92,284	$15,619	$158,481	$22,687	$15,090	$1,920	$473,561

The following table sets forth all loans at June 30, 2024 that are due after June 30, 2025 and have either fixed interest rates or floating or adjustable interest rates:

	Due After June 30, 2025
At June 30, 2024		Floating or
(Dollars in thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate loans:
One- to four-family	$107,246	$20,516	$127,762
Home equity and HELOCs	10,457	18,800	29,257
Residential construction	—	2,415	2,415
Commercial real estate loans:
One- to four-family investor	24,873	64,194	89,067
Multi-family	3,268	12,026	15,294
Commercial non-residential	20,601	127,778	148,379
Commercial construction and land	2,474	18,164	20,638
Commercial loans	1,238	5,685	6,923
Consumer loans	274	1,207	1,481
Total	$170,431	$270,785	$441,216

Premises and equipment held for sale

As of June 30, 2024, the Company has two properties with a total carrying value of $2.2 million in the held for sale classification included in accrued interest receivable and other assets on the Company’s consolidated statements of financial condition.  The Company intends to sell these properties by December 31, 2024.

Deposits

Deposits are a major source of our funds for lending and other investment purposes, and our deposits are provided primarily by individuals within our market area. Deposits decreased $5.5 million, or 0.9%, to $629.8 million at June 30, 2024, from $635.3 million at June 30, 2023.  The decrease in deposits was primarily due to a $31.6 million decrease in money market accounts and an $8.1 million decrease in savings accounts, partially offset by a $16.2 million increase in interest bearing checking accounts and a $14.3 million increase in certificate of deposit accounts.  The interest rate environment has created significant pricing competition for deposits within our market.

The following table sets forth the deposits as a percentage of total deposits for the dates indicated:

	At June 30,
	2024		2023
		Percent of		Percent of
		Total		Total
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Non-interest bearing checking	$64,627	10.26%	$60,872	9.58%
Interest bearing checking	132,927	21.11	116,700	18.37
Money market accounts	176,422	28.01	208,020	32.75
Savings and club accounts	82,173	13.05	90,291	14.21
Certificates of deposit	173,661	27.57	159,377	25.09
Total	$629,810	100.00%	$635,260	100.00%

The following table sets forth the maturity of the portion of our certificates of deposit that are in excess of the $250,000 Federal Deposit Insurance Corporation insurance limit as of June 30, 2024:

June 30, 2024	Certificates
(Dollars in thousands)	of Deposit
Maturity Period:
Three months or less	$7,940
Over three through six months	8,463
Over six through twelve months	12,674
Over twelve months	260
Total	$29,337

Excluding intercompany deposits, the estimated amount of total uninsured and uncollateralized deposits as of June 30, 2024 was $108.2 million compared to $112.0 million as of June 30, 2023.

The following table sets forth the deposit activity for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2024	2023
Beginning balance	$635,260	$606,617
(Decrease) increase before interest credited	(17,925)	23,186
Interest credited	12,475	5,457
Net (decrease) increase in deposits	(5,450)	28,643
Ending balance	$629,810	$635,260

The following table sets forth the average balances and weighted average rates of our deposit products for the periods indicated:

	Year Ended June 30,
	2024			2023
	Average	Weighted	Average	Average	Weighted	Average
	Balance	Percent	Cost	Balance	Percent	Cost
Non-interest bearing checking accounts	$56,594	9.03%	—%	$61,144	9.90%	—%
Interest-bearing checking accounts	130,150	20.77	1.42	127,294	20.61	0.40
Money market deposit accounts	191,312	30.54	2.97	190,421	30.82	1.61
Savings and club accounts	84,719	13.52	0.06	97,831	15.84	0.08
Certificates of deposit	163,814	26.14	2.98	141,047	22.83	1.28
Total	$626,589	100.00%	1.99%	$617,737	100.00%	0.88%

Borrowings

Borrowings increased $14.0 million, or 41.2%, to $48.0 million at June 30, 2024, from $34.0 million at June 30, 2023.  During the year ended June 30, 2024, the Company borrowed from the FHLB of Pittsburgh to fund a portion of the $38.0 million of share repurchases.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated. We did not have any outstanding borrowings other than FHLB advances for any of the periods presented.

	At or For the Year Ended
	June 30,
(Dollars in thousands)	2024	2023
Maximum amount outstanding at any month-end during period:
Federal Home Loan Bank advances	$71,000	$65,000
Atlantic Community Bankers Bank overnight borrowings	—	—
Average outstanding balance during period:
Federal Home Loan Bank advances	$51,019	$46,938
Atlantic Community Bankers Bank overnight borrowings	2	4
Weighted average interest rate during period:
Federal Home Loan Bank advances	5.75%	3.96%
Atlantic Community Bankers Bank overnight borrowings	4.55	4.55
Balance outstanding at end of period:
Federal Home Loan Bank advances	$48,000	$34,000
Atlantic Community Bankers Bank overnight borrowings	—	—
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	5.65%	5.35%
Atlantic Community Bankers Bank overnight borrowings	—	—

Stockholders’ Equity

Stockholders’ equity decreased $36.1 million, or 22.5%, to $124.6 million at June 30, 2024, from $160.7 million at June 30, 2023. The decrease in stockholders’ equity was primarily due to the repurchase of 3,117,615 shares at a total cost of $38.0 million, or $12.18 per share, during the year ended June 30, 2024 under the Company’s previously announced stock repurchase programs, the payment of cash dividends totaling $1.2 million, and a $226 thousand one-time cumulative effect decrease to retained earnings from the adoption of the Current Expected Credit Losses (“CECL”) accounting standard. These decreases to stockholders’ equity were partially offset by a $1.4 million decrease in the accumulated other comprehensive loss component of equity related to the unrealized loss on available for sale securities and $168 thousand of net income during the year ended June 30, 2024.

Results of Operations for the Years Ended June 30, 2024 and 2023

Summary

The following table sets forth the income summary for the periods indicated:

	Year Ended June 30,
			Change 2024/2023
(Dollars in thousands)	2024	2023	$	%
Net interest income	$17,121	$23,071	$(5,950)	(25.79)%
Recovery for credit losses	(606)	—	(606)	(100.00)
Non-interest income	2,836	1,950	886	45.44
Non-interest expenses	20,853	22,019	(1,166)	(5.30)
Income tax (benefit) expense	(458)	200	(658)	(329.00)
Net income	$168	$2,802	$(2,634)	(94.00)

Return on average assets	0.02%	0.33%
Core return on average assets(1) (non-GAAP)	(0.02)	0.32
Return on average equity	0.13	1.56
Core return on average equity(1) (non-GAAP)	(0.16)	1.54

(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. For a reconciliation of these non-GAAP measures, see “—Non-GAAP Financial Information.”

General

We recorded net income of $168 thousand, or $0.02 per basic and diluted share, for the year ended June 30, 2024 compared to net income of $2.8 million, or $0.22 per basic and diluted share, for the year ended June 30, 2023.  We recorded a core net loss(1) of $205 thousand, or $(0.02) per basic and diluted share, for the year ended June 30, 2024 compared to core net income(1) of $2.8 million, or $0.22 per basic and diluted share, for the year ended June 30, 2023.

Net Interest Income

For the year ended June 30, 2024, net interest income was $17.1 million, a decrease of $6.0 million, or 25.8%, from the year ended June 30, 2023.  The decrease in net interest income was primarily due to an increase in interest expense on deposits and borrowings, partially offset by an increase in interest income on loans. The net interest margin measured 2.30% for the year ended June 30, 2024, compared to 2.97% for the year ended June 30, 2023.  The decrease in the net interest margin during the year ended June 30, 2024, compared to the same period in 2023, was primarily due to an increase in the average balance of borrowings and deposits and the rise in interest rates that caused an increase in the cost of borrowings and deposits that exceeded the increase in interest income on loans.

Provision for Credit losses

During the year ended June 30, 2024, we recorded a $606 thousand recovery for credit losses primarily due to consistently low levels of net charge-offs, strong asset quality metrics and continued conservative lending practices.  During the year ended June 30, 2023, we did not record a provision for credit losses due to improved asset quality metrics and continued low levels of net charge-offs and non-performing assets.  Our ACL totaled $3.0 million, or 0.63% of total loans, as of June 30, 2024, compared to $3.3 million, or 0.69% of total loans, as of June 30, 2023.  Our total credit losses coverage ratio(2), including $2.2 million of fair value marks on acquired loans and the $3.0 million allowance for credit losses, was 1.08% as of June 30, 2024 compared to 1.20% as of June 30, 2023, including $2.5 million of fair value marks on acquired loans and the $3.3 million allowance for credit losses.  As of June 30, 2024, management believes

(1) Core net income is a non-GAAP financial measure. For a reconciliation of this non-GAAP measure, see “—Non-GAAP Financial Information.”

(2) Total credit losses coverage ratio is a non-GAAP financial measure. For a reconciliation of this non-GAAP measure, see “—Non-GAAP Financial Information.”

that the allowance is maintained at a level that represents its best estimate of lifetime credit losses.  Total credit losses coverage ratio is a non-GAAP financial measure that includes the fair value mark on acquired loans.

Management uses available information to establish the appropriate level of the allowance for credit losses. Future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for credit losses may not be sufficient to cover actual credit losses, and future provisions for credit losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2024	2023
Service fees	$883	$843
Net loss on sale of other real estate owned	(4)	—
Net gain on sale of securities	102	—
Earnings on bank-owned life insurance	1,244	1,106
Net gain on disposition of premises and equipment	—	398
Unrealized gain (loss) on equity securities	387	(629)
Other	224	232
Total	$2,836	$1,950

For the year ended June 30, 2024, non-interest income totaled $2.8 million, an increase of $886 thousand, or 45.4%, from the year ended June 30, 2023.  The increase was primarily due to a $1.0 million increase in the unrealized gain on equity securities from a $629 thousand unrealized loss during the year ended June 30, 2023 to a $387 thousand unrealized gain during the year ended June 30, 2024, as well as a $137 thousand increase in earnings on bank-owned life insurance and a $102 thousand net gain on the sale of securities recorded during the year ended June 30, 2024. These increases to non-interest income were partially offset by a $398 thousand net gain on the sale of premises and equipment primarily associated with the sale of two properties recorded during the year ended June 30, 2023.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2024	2023
Salaries and employee benefits	$11,778	$12,785
Occupancy and equipment	2,980	3,258
Data processing	2,032	1,836
Professional fees	841	906
Amortization of intangible assets	163	193
Other	3,059	3,041
Total	$20,853	$22,019

For the year ended June 30, 2024, non-interest expense totaled $20.9 million, a decrease of $1.2 million, or 5.3%, from the year ended June 30, 2023.  The decrease in non-interest expense was primarily due to a $1.0 million decrease in salaries and employee benefits primarily due to a reduction in the number of full-time employees consistent with the Company’s expense management initiatives and a $278 thousand decrease in occupancy and equipment expense consistent with the closure of the Bank’s branch office located in Collingswood, New Jersey effective December 31, 2022.  These decreases to non-interest expense were partially offset by a $196 thousand increase in data processing expense.

Income Taxes

For the year ended June 30, 2024, the Company recorded a $458 thousand income tax benefit, reflecting an effective tax rate of (157.9)%, compared to a provision for income taxes of $200 thousand, reflecting an effective tax rate of 6.7%, for the year ended June 30, 2023.  The income tax benefit recorded during the year ended June 30, 2024 was primarily due to the $290 thousand loss before income taxes coupled with the $1.2 million of federal tax-exempt income recorded on bank-owned life insurance.  The Company recorded a $211 thousand income tax benefit related to a refund received associated with the carryback of net operating losses under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act during the year ended June 30, 2023.

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

	Year Ended June 30,
	2024			2023
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$476,507	$25,129	5.27%	$483,802	$22,942	4.74%
Investment securities(2)	256,030	6,688	2.61	278,373	6,780	2.44
Other interest-earning assets	11,906	708	5.95	15,515	664	4.28
Total interest-earning assets	744,443	32,525	4.37	777,690	30,386	3.91
Non-interest-earning assets	82,483			82,589
Total assets	$826,926			$860,279
Interest-bearing liabilities:
Interest-bearing checking accounts	$130,150	1,846	1.42%	$127,294	515	0.40%
Money market deposit accounts	191,312	5,689	2.97	190,421	3,057	1.61
Savings and club accounts	84,719	52	0.06	97,831	78	0.08
Certificates of deposit	163,814	4,885	2.98	141,047	1,806	1.28
Total interest-bearing deposits	569,995	12,472	2.19	556,593	5,456	0.98
FHLB advances and other borrowings	51,021	2,932	5.75	46,942	1,859	3.96
Total interest-bearing liabilities	621,016	15,404	2.48	603,535	7,315	1.21
Non-interest-bearing liabilities:
Non-interest-bearing deposits	56,594			61,144
Other non-interest-bearing liabilities	17,468			15,758
Total liabilities	695,078			680,437
Total stockholders' equity	131,848			179,842
Total liabilities and equity	$826,926			$860,279
Net interest income		$17,121			$23,071
Interest rate spread(3)		1.89%			2.70%
Net interest-earning assets(4)	$123,427			$174,155
Net interest margin(5)		2.30%			2.97%
Ratio of interest-earning assets to interest-bearing liabilities	119.88%			128.86%
(1)	Includes nonaccrual loan balances and interest, if any, recognized on such loans.
(2)	Includes securities available for sale and securities held to maturity.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30, 2024
	Compared to
	Year Ended June 30, 2023
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Loans	$(351)	$2,538	$2,187
Investment securities	(565)	473	(92)
Other interest-earning assets	(177)	221	44
Total interest-earning assets	(1,093)	3,232	2,139
Interest expense:
Interest-bearing checking accounts	11	1,320	1,331
Money market deposit accounts	14	2,618	2,632
Savings and club accounts	(14)	(12)	(26)
Certificates of deposit	238	2,841	3,079
Total interest-bearing deposits	249	6,767	7,016
FHLB advances and other borrowings	144	929	1,073
Total interest-bearing liabilities	393	7,696	8,089
Net change in net interest income	$(1,486)	$(4,464)	$(5,950)

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

Classified Assets

FDIC regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make

“collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s escalated level of attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. Loans classified as impaired for financial reporting purposes are generally those loans classified as substandard or doubtful for regulatory reporting purposes.

An insured institution is required to establish allowances for credit losses in an amount deemed prudent by management for loans classified as substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to charge off such amounts. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Pennsylvania Department of Banking and Securities.

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	At June 30,
(Dollars in thousands)	2024	2023
Non-accrual loans:
Residential real estate loans:
One- to four-family	$1,221	$2,090
Home equity and HELOCs	426	—
Residential construction	—	—
Total residential real estate loans	1,647	2,090

Commercial real estate loans:
One- to four-family investor	1,007	832
Multi-family	194	251
Commercial non-residential	337	778
Commercial construction and land	—	—
Total commercial real estate loans	1,538	1,861
Commercial loans	—	—
Consumer loans	126	82
Total non-accrual loans	3,311	4,033

Accruing loans past due 90 days or more:
Residential real estate loans:
One- to four-family	—	—
Home equity and HELOCs	—	—
Residential construction	—	—
Total residential real estate loans	—	—
Commercial real estate loans:
Multi-family	—	—
Commercial non-residential	—	—
Commercial construction and land.	—	—
Total commercial real estate loans	—	—
Commercial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$3,311	$4,033
Real estate owned	—	—
Total non-performing assets	$3,311	$4,033
Total non-performing loans to total loans	0.70%	0.84%
Total non-performing assets to total assets	0.40	0.49

During the year ended June 30, 2024, nonperforming assets decreased 20.7% to $3.3 million from $4.2 million as of June 30, 2023. The Company’s ratio of non-performing assets to total assets decreased to 0.40% as of June 30, 2024 from 0.49% as of June 30, 2023.

Total nonperforming loans consisted of 30 loans to 27 unrelated borrowers as of June 30, 2024 and June 30, 2023. Interest income on non-performing loans would have increased by approximately $167 thousand and $192 thousand during the years ended June 30, 2024 and 2023, respectively, if these loans had performed in accordance with their terms during the respective periods. There were no loans greater than 90 days delinquent that remained on accrual status as of June 30, 2024 and 2023.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties. We had no loans modified to borrowers experiencing financial difficulties during the years ended June 30, 2024 and 2023.

At June 30, 2024, none of our 30 substandard loans with an aggregate balance of $3.3 million were considered loans modified to borrowers experiencing financial difficulties and were included in nonperforming assets. At June 30, 2023, none of our 30 substandard loans with an aggregate balance of $4.0 million were considered loans modified to borrowers experiencing financial difficulties and were included in nonperforming assets.

The following table provides information about delinquencies in our loan portfolio at the dates indicated:

	At June 30,
	2024			2023
	Days Past Due			Days Past Due
(Dollars in thousands)	30-59	60-89	90 or more	30-59	60-89	90 or more
Residential real estate loans:
One- to four-family	$153	$539	$162	$290	$457	$567
Home equity and HELOCs	49	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial real estate loans:
One- to four-family investor	85	930	—	—	752	—
Multi-family	—	—	—	251	—	—
Commercial non-residential	60	—	337	—	322	778
Commercial construction and land	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	18	—	13	—
Total	$347	$1,469	$517	$541	$1,544	$1,345

The following table summarizes classified and criticized assets of all portfolio types at the dates indicated:

	At June 30,
(Dollars in thousands)	2024	2023
Classified loans:
Substandard	$3,311	$4,033
Doubtful	—	—
Loss	—	—
Total classified loans	3,311	4,033
Special mention	889	1,231
Total criticized loans(1)	$4,200	$5,264
(1)	Criticized residential real estate and consumer loans include all residential real estate and consumer loans that were on non-accrual status and all residential and consumer loans that were greater than 90 days delinquent on the dates presented.

On the basis of management’s review of its assets, at June 30, 2024 and 2023, we classified $889 thousand and $1.2 million, respectively, of our assets as special mention and $3.3 million and $4.0 million, respectively, of our assets as substandard. We classified none of our assets as doubtful or loss at June 30, 2024 or at June 30, 2023. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute nonperforming assets.

Allowance for Credit Losses on Loans

The Company maintains its ACL at a level that management believes to be appropriate to absorb estimated lifetime credit losses as of the date of the Consolidated Statements of Financial Condition.  The Company established its allowance in accordance with the guidance included in ASC 326, Financial Instruments – Credit Losses. The ACL is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans.  Loans, or portions thereof, are charged-off against the ACL when they are deemed uncollectible.  Expected recoveries do not exceed the aggregate amounts previously charged-off and expected to be charged-off.  The ACL is an estimate of lifetime expected credit losses, that considers our historical loss experience, the historical loss experience of a peer group of banks identified by management, current conditions and the forecast of future economic conditions.  The determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.  The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.  The ACL is measured on a collective (pool) basis when similar characteristics exist.  The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

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

The Company has elected to exclude $2.0 million of accrued interest receivable as of June 30, 2024 from the measurement of its ACL.  When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.  Accrued interest on loans is reported in the accrued interest receivable and other assets line on the consolidated statements of financial condition.

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

The ACL analysis is presented and discussed quarterly with the current expected credit losses (“CECL”) committee, which consists of executive management, including the CEO, and is also presented and reviewed with the board of directors. In addition, the FDIC and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our ACL.

The following table sets forth the breakdown of the allowance for credit losses by loan category at the dates indicated:

	At June 30,
	2024			2023
		% of			% of
		Allowance	% of		Allowance	% of
		Amount to	Allowance		Amount to	Allowance
		Total	to Loans in		Total	to Loans in
(Dollars in thousands)	Amount	Allowance	Category	Amount	Allowance	Category
Residential real estate loans:
One- to four-family	$325	10.87%	0.25%	$486	14.67%	0.36%
Home equity and HELOCs	100	3.35	0.33	113	3.42	0.35
Residential construction	31	1.04	0.35	214	6.46	2.35
Commercial real estate loans:
One- to four-family investor	268	8.97	0.29	569	17.17	0.58
Multi-family	32	1.07	0.20	89	2.69	0.58
Commercial non-residential	1,533	51.28	0.97	1,420	42.85	0.90
Commercial construction and land	147	4.92	0.65	281	8.48	1.80
Commercial loans	304	10.17	2.01	82	2.48	0.53
Consumer loans	249	8.33	12.97	59	1.78	2.95
Total allowance for credit losses	$2,989	100.00%	0.63%	$3,313	100.00%	0.69%

The following table sets forth an analysis of the activity in the allowance for credit losses for the periods indicated:

	At or For the Year Ended June 30,
(Dollars in thousands)	2024	2023
Allowance at beginning of period	$3,313	$3,409
Impact of adopting ASU 2016-13	243	—
Recovery for credit losses	(583)	—
Charge-offs:
Residential real estate loans:
One- to four-family	—	(79)
Home equity and HELOCs	—	—
Residential construction	—	—
Total residential real estate loans	—	(79)
Commercial real estate loans:
One- to four-family investor	—	—
Multi-family	—	—
Commercial non-residential	—	—
Commercial construction and land	—	—
Total commercial real estate loans	—	—
Commercial loans	—	—
Consumer loans	(13)	(32)
Total charge-offs	(13)	(111)
Recoveries:
Residential real estate loans:
One- to four-family	—	—
Home equity and HELOCs	—	—
Residential construction	—	—
Total residential real estate loans	—	—
Commercial real estate loans:
One- to four-family investor	—	—
Multi-family	—	—
Commercial non-residential	—	—
Commercial construction and land	—	—
Total commercial real estate loans	—	—
Commercial loans	—	—
Consumer loans	29	15
Total recoveries	29	15
Net (charge-offs) recoveries	16	(96)
Allowance at end of period	$2,989	$3,313
Total loans(1)	$473,561	$480,856
Average loans outstanding	476,507	483,802
Ratio of allowance to non-accruing loans	90.27%	82.15%
Ratio of allowance to total loans	0.63%	0.69%
Ratio of net recoveries (charge-offs) to average loans
One- to four-family	—%	(0.06)%
Home equity and HELOCs	—%	—%
Residential construction	—%	—%
One- to four-family investor	—%	—%
Multi-family	—%	—%
Commercial non-residential	—%	—%
Commercial construction and land	—%	—%
Commercial loans	—%	—%
Consumer loans	0.82%	(0.80)%
Total ratio of net recoveries (charge-offs) to average loans	—%	(0.02)%

The allowance for credit losses decreased $324 thousand to $3.0 million at June 30, 2024 from $3.3 million at June 30, 2023. During the year ended June 30, 2024, the changes in the provision for credit losses for each category of loan type were primarily due to fluctuations in the outstanding balance of each category of loans collectively evaluated for impairment and the adoption of ASU 2016-13. The overall decrease in the allowance can be primarily attributed to consistently low levels of net charge-offs, strong asset quality metrics and continued conservative lending practices.

The allowance for credit losses decreased $96 thousand to $3.3 million at June 30, 2023 from $3.4 million at June 30, 2022. During the year ended June 30, 2023, the changes in the provision for loan losses for each category of loan type were primarily due to fluctuations in the outstanding balance of each category of loans collectively evaluated for impairment. The overall decrease in the allowance can be primarily attributed to improved asset quality metrics, including continued low levels of net charge-offs and non-performing assets.

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

Accrued interest receivable on held to maturity debt securities totaled $170 thousand as of June 30, 2024 and is included within accrued interest receivable and other assets on the Company’s Consolidated Statements of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, held to maturity debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

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

Accrued interest receivable on available for sale debt securities totaled $662 thousand as of June 30, 2024 and is included within accrued interest receivable and other assets on the Company’s Consolidated Statements of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, available for sale debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2024 indicate a level of risk outside the parameters of our model for net interest income volatility in year one and within the parameters of our model in year two. Our management believes that the June 30, 2024 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2024. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multifamily loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of June 30, 2024, the Company’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest	Net Portfolio
	Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(12.31)%	$149,468	(2.89)%
+100	(6.10)	151,679	(1.45)
0	—	153,918	—
-100	3.57	153,674	(0.16)
-200	7.21	153,483	(0.28)

As of June 30, 2024, based on the scenarios above, net interest income would decrease by approximately 6.10% and 12.31% in a rising interest rate environment. One-year net interest income would increase by approximately 3.57% and 7.21% in a declining interest rate environment.

Economic value at risk would be negatively impacted by both a rise and a decline in interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk.

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 38.5% as of June 30, 2024 compared to 41.7% as of June 30, 2023. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and advances from the FHLB of Pittsburgh. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Our primary investing activities are the origination of one- to four-family, non-residential and multi-family real estate and other loans and the purchase of investment securities. For the year ended June 30, 2024, our net decrease in loans (principal payments and payoffs exceeded originations) totaled $6.9 million compared to a $2.0 million increase for the year ended June 30, 2023. For the years ended June 30, 2024 and 2023, we did not purchase or sell any loans. Cash received from the sales, calls, maturities and pay-downs on securities totaled $24.8 million and $19.0 million for the years ended June 30, 2024 and 2023, respectively. We purchased $2.2 million and $9.8 million of securities during the years ended June 30, 2024 and 2023, respectively.

Deposit flows are generally affected by the level of interest rates we offer, the interest rates and products offered by local competitors, and other factors. Total deposits decreased $5.5 million during the year ended June 30, 2024 primarily due to a $31.6 million decrease in money market accounts and an $8.1 million decrease in savings accounts, partially offset by a $16.2 million increase in interest bearing checking accounts and a $14.3 million increase in certificate of deposit accounts. Total deposits increased $28.6 million during the year ended June 30, 2023 primarily due to an increase in money market accounts and non-core time deposits.  The significant rise in interest rates during the Company’s fiscal year ended June 30, 2023 and elevated rate environment during the fiscal year ended June 30, 2024 created a highly competitive market for deposits and created a shift in our depositors’ preference to these products.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances. As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $287.3 million and $295.0 million from the FHLB of Pittsburgh as of June 30, 2024 and 2023, respectively. There were $48.0 million and $34.0 million, respectively, of FHLB advances outstanding at June 30, 2024 and 2023, respectively.

At June 30, 2024, we had outstanding commitments to originate loans of $15.7 million, unfunded commitments under lines of credit of $65.7 million and $86 thousand of standby letters of credit. At June 30, 2024, certificates of deposit scheduled to mature in less than one year totaled $154.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders, interest and principal on outstanding debt, if any, and for stock repurchases under the Company’s previously announced stock repurchase programs. The Company’s primary source of income is dividends received from the Bank. At June 30, 2024, the Company had liquid assets of $6.2 million.

Off-Balance Sheet Arrangements

For the years ended June 30, 2024 and 2023, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

	For the Year Ended June 30,
	2024	2023
Calculation of core net income, core return on average assets, and core return on average equity
Net income (GAAP)	$168	$2,802
Less pre-tax adjustments:
Net loss on sale of other real estate owned	4	-
Net gain on sale of securities	(102)	-
Net gain on disposition of premises and equipment	-	(398)
Unrealized (gain) loss on equity securities	(387)	629
Tax impact of pre-tax adjustments	112	(53)
Income tax benefit adjustment	-	(211)
Core net (loss) income (non-GAAP)	$(205)	$2,769
Basic average common shares outstanding	9,017,723	12,661,882
Diluted average common shares outstanding	9,074,910	12,692,614
Basic and diluted earnings per share (GAAP)	$0.02	$0.22
Basic and diluted core (loss) earnings per share (non-GAAP)	$(0.02)	$0.22
Average assets	$826,926	$860,279
Return on average assets (GAAP)	0.02%	0.33%
Core (loss) return on average assets (non-GAAP)	(0.02)%	0.32%
Average equity	$131,848	$179,842
Return on average equity (GAAP)	0.13%	1.56%
Core (loss) return on average equity (non-GAAP)	(0.16)%	1.54%

Total Credit Losses Coverage Ratio

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

	As of June 30,
Calculation of the total credit losses coverage ratio:	2024	2023
Allowance for credit losses	$2,989	$3,313
Purchase accounting fair value mark	2,171	2,488
Total credit losses coverage	$5,160	$5,801
Gross loans receivable	$473,561	$480,856
Gross loans receivable, excluding purchase accounting fair value mark	$475,732	$483,344

Allowance for credit losses to total loans (GAAP)	0.63%	0.69%
Total credit losses coverage to total loans (non-GAAP)	1.08%	1.20%

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

Evaluation of Internal Control Over Financial Reporting

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2024 were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter or year ended June 30, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under “Item 1: Business—Executive Officers” in this Annual Report on Form 10-K and under the headings “Proposal 1—Election of Directors,”, and “Corporate Governance” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Code of Ethics and Business Conduct is available in the Corporate Governance portion of the Investor Relations section of our website (www.williampenn.bank).  Any future amendments to, or waivers from, a provision of the Code of Ethics and Business Conduct that applies to our directors or executive officers will be posted at this internet address.

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

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

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

10.1

Amended and Restated Employment Agreement by and between William Penn Bancorporation, William Penn Bank and Kenneth J. Stephon* (Incorporated by reference to Exhibit 10.1 to William Penn Bancorporation’s Annual Report on Form 10-K for the Year Ended June 30, 2022 filed with the SEC on September 8, 2022 (File No. 001-40255))

10.2

Change in Control Agreement by and between William Penn Bancorporation, William Penn Bank and Jeannine Cimino* (Incorporated by reference to Exhibit 10.2 to William Penn Bancorporation’s Annual Report on Form 10-K for the Year Ended June 30, 2022 filed with the SEC on September 8, 2022 (File No. 001-40255))

10.3

Change in Control Agreement by and between William Penn Bancorporation, William Penn Bank and Amy Logan* (Incorporated by reference to Exhibit 10.3 to William Penn Bancorporation’s Annual Report on Form 10-K for the Year Ended June 30, 2022 filed with the SEC on September 8, 2022 (File No. 001-40255))

10.4

Change in Control Agreement by and between William Penn Bancorporation, William Penn Bank and Jonathan Logan* (Incorporated by reference to Exhibit 10.4 to William Penn Bancorporation’s Annual Report on Form 10-K for the Year Ended June 30, 2022 filed with the SEC on September 8, 2022 (File No. 001-40255))

10.5

Change in Control Agreement by and between William Penn Bancorporation, William Penn Bank and Alan Turner* (Incorporated by reference to Exhibit 10.5 to William Penn Bancorporation’s Annual Report on Form 10-K for the Year Ended June 30, 2022 filed with the SEC on September 8, 2022 (File No. 001-40255))

10.6

William Penn Bank Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.6 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492)) *

10.7

William Penn Bank Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.7 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492)) *

10.8

William Penn Bancorporation 2022 Equity Incentive Plan (Incorporated by reference to Appendix A to William Penn Bancorporation’s Definitive Proxy Materials on Schedule 14A filed with the SEC on March 25, 2022 (File No. 001-40255)

10.9

Agreement by and between William Penn, MHC, William Penn Bancorp, Inc., William Penn Bank, William Penn Bancorporation (formerly WPH Holding Company) and Tyndall Capital Partners LP and Jeffrey S. Halis (Incorporated by reference to Exhibit 10.8 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))

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

101.0

The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of William Penn Bancorporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of William Penn Bancorporation and subsidiaries (the “Company”) as of June 30, 2024 and 2023; the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for credit losses effective July 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

September 5, 2024

S.R. Snodgrass, P.C. ● 2009 Mackenzie Way, Suite 340 ● Cranberry Township, Pennsylvania 16066 ● Phone: 724-934-0344 ● Fax: 724-934-0345

Firm ID 00074

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of June 30, 2024 and 2023

	June 30,	June 30,
	2024	2023

ASSETS
Cash and due from banks	$6,539	$7,652
Interest bearing deposits with other banks	12,070	11,561
Federal funds sold	1,589	1,580
Total cash and cash equivalents	20,198	20,793
Interest-bearing time deposits	100	600
Securities available for sale, at fair value	150,755	165,127
Securities held to maturity, net of allowance for credit losses of $0 as of June 30, 2024 (fair value of $76,827 and $82,313, as of June 30, 2024 and 2023, respectively)	93,056	99,690
Equity securities	2,016	1,629
Loans receivable, net of allowance for credit losses of $2,989 and $3,313 as of June 30, 2024 and 2023, respectively	470,572	477,543
Premises and equipment, net	7,186	9,054
Regulatory stock, at cost	3,062	2,577
Deferred income taxes	9,586	9,485
Bank-owned life insurance	41,819	40,575
Goodwill	4,858	4,858
Intangible assets	356	519
Operating lease right-of-use assets	8,300	8,931
Accrued interest receivable and other assets	6,883	6,198
TOTAL ASSETS	$818,747	$847,579

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$629,810	$635,260
Advances from Federal Home Loan Bank	48,000	34,000
Advances from borrowers for taxes and insurance	2,891	3,227
Operating lease liabilities	8,553	9,107
Accrued interest payable and other liabilities	4,892	5,240
TOTAL LIABILITIES	694,146	686,834
Commitments and contingencies (note 14)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 9,343,900 shares issued and outstanding at June 30, 2024 and 12,452,921 shares issued and outstanding at June 30, 2023	93	125
Additional paid-in capital	97,723	134,387
Unearned common stock held by employee stock ownership plan	(8,789)	(9,194)
Retained earnings	57,587	58,805
Accumulated other comprehensive loss	(22,013)	(23,378)
TOTAL STOCKHOLDERS' EQUITY	124,601	160,745
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$818,747	$847,579

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Years Ended June 30, 2024 and 2023

	Year Ended June 30,
	2024	2023

INTEREST INCOME
Loans receivable, including fees	$25,129	$22,942
Securities	6,688	6,780
Other	708	664
Total interest income	32,525	30,386
INTEREST EXPENSE
Deposits	12,472	5,456
Borrowings	2,932	1,859
Total interest expense	15,404	7,315

Net interest income	17,121	23,071

Recovery for credit losses	(606)	—

NET INTEREST INCOME AFTER RECOVERY FOR CREDIT LOSSES	17,727	23,071
OTHER INCOME
Service fees	883	843
Net loss on sale of other real estate owned	(4)	—
Net gain on sale of securities	102	—
Earnings on bank-owned life insurance	1,244	1,106
Net gain on disposition of premises and equipment	—	398
Unrealized gain (loss) on equity securities	387	(629)
Other	224	232
Total other income	2,836	1,950
OTHER EXPENSES
Salaries and employee benefits	11,778	12,785
Occupancy and equipment	2,980	3,258
Data processing	2,032	1,836
Professional fees	841	906
Amortization of intangible assets	163	193
Other	3,059	3,041
Total other expense	20,853	22,019

(Loss) income before income taxes	(290)	3,002

Income tax (benefit) expense	(458)	200
NET INCOME	$168	$2,802

Basic earnings per share	$0.02	$0.22
Diluted earnings per share	$0.02	$0.22

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

For the Years Ended June 30, 2024 and 2023

	Year Ended June 30,
	2024	2023

Net income	$168	$2,802

Other comprehensive income (loss):
Changes in net unrealized gain (loss) on securities available for sale	1,875	(10,417)
Tax effect	(431)	2,396
Reclassification adjustment for gain recognized in net income	(102)	—
Tax effect	23	—
Other comprehensive income (loss), net of tax	1,365	(8,021)
Comprehensive income (loss)	$1,533	$(5,219)

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Years Ended June 30, 2024 and 2023

				Unearned		Accumulated
				Common		Other	Total
	Number	Common	Additional	Stock held	Retained	Comprehensive	Stockholders'
	of Shares	Stock	Paid-in Capital	by ESOP	Earnings	Loss	Equity
Balance, June 30, 2022	14,896,590	$149	$159,546	$(9,599)	$57,587	$(15,357)	$192,326
Net income	—	—	—	—	2,802	—	2,802
Other comprehensive loss	—	—	—	—	—	(8,021)	(8,021)
Regular cash dividends paid ($0.12 per share)	—	—	—	—	(1,584)	—	(1,584)
Shares forfeited under the William Penn Bancorporation 2022 Equity Incentive Plan	(13,904)	—	—	—	—	—	—
Restricted stock expense	—	—	1,112	—	—	—	1,112
Stock option expense	—	—	771	—	—	—	771
Stock purchased and retired, including shares withheld to cover tax liabilities	(2,429,765)	(24)	(27,032)	—	—	—	(27,056)
ESOP shares committed to be released	—	—	(10)	405	—	—	395
Balance, June 30, 2023	12,452,921	$125	$134,387	$(9,194)	$58,805	$(23,378)	$160,745
Net income	—	—	—	—	168	—	168
Other comprehensive income	—	—	—	—	—	1,365	1,365
Regular cash dividends paid ($0.12 per share)	—	—	—	—	(1,160)	—	(1,160)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(226)	—	(226)
Shares granted under the William Penn Bancorporation 2022 Equity Incentive Plan	26,544	1	(1)	—	—	—	—
Restricted stock expense	—	—	1,148	—	—	—	1,148
Stock option expense	—	—	796	—	—	—	796
Stock purchased and retired, including shares withheld to cover tax liabilities	(3,135,565)	(33)	(38,626)	—	—	—	(38,659)
ESOP shares committed to be released	—	—	19	405	—	—	424
Balance, June 30, 2024	9,343,900	$93	$97,723	$(8,789)	$57,587	$(22,013)	$124,601

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Years Ended June 30, 2024 and 2023

	Year Ended
	June 30,
	2024	2023

Cash flows from operating activities
Net income	$168	$2,802
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery for credit losses	(606)	—
Depreciation expense	772	1,027
Other accretion, net	(475)	(362)
Deferred income taxes	(399)	570
Net gain on disposition of premises and equipment	—	(398)
Net loss on sale of other real estate owned	4	—
Amortization of core deposit intangibles	163	193
Amortization of ESOP	424	395
Net gain on sale of securities	(102)	—
Unrealized (gain) loss on equity securities	(387)	629
Earnings on bank-owned life insurance	(1,244)	(1,106)
Stock based compensation expense	1,944	1,883
Other, net	58	(575)
Net cash provided by operating activities	320	5,058
Cash flows from investing activities
Securities available for sale:
Purchases	(1,152)	(4,778)
Maturities, calls and principal paydowns	11,586	11,534
Proceeds from sale of securities	5,578	—
Securities held to maturity:
Purchases	(998)	(5,023)
Maturities, calls and principal paydowns	7,676	7,482
Net decrease (increase) in loans receivable	7,573	(1,602)
Interest bearing time deposits:
Maturities and principal paydowns	500	—
Purchase of bank-owned life insurance	—	(300)
Regulatory stock purchases	(6,805)	(4,023)
Regulatory stock redemptions	6,320	5,253
Proceeds from sale of other real estate owned	450	—
Purchases of premises and equipment, net	(141)	(344)
Proceeds from the sale of premises and equipment held for sale	—	2,270
Net cash provided by investing activities	30,587	10,469
Cash flows from financing activities
Net (decrease) increase in deposits	(5,347)	28,865
Net increase (repayment) of short-term borrowed funds	14,000	(31,000)
Repurchase of common stock	(38,659)	(27,056)
Decrease in advances from borrowers for taxes and insurance	(336)	(129)
Cash dividends	(1,160)	(1,584)
Net cash used in financing activities	(31,502)	(30,904)
Net decrease in cash and cash equivalents	(595)	(15,377)
Cash and cash equivalents - beginning	20,793	36,170
Cash and cash equivalents - ending	$20,198	$20,793
Supplementary cash flows information
Interest paid	$15,499	$7,535
Income tax (refunds) payments	(187)	258
Transfers from loans to other real estate owned	300	141
Operating lease right-of-use asset recorded	—	2,701
Operating lease liabilities recorded	—	2,701
Premises transferred to held for sale	1,237	1,959

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

The Company owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. The Bank offers consumer and commercial banking services to individuals, businesses, and nonprofit organizations throughout the Delaware Valley area through twelve full-service branch offices in Bucks and Philadelphia Counties in Pennsylvania, and Burlington, Camden, and Mercer Counties in New Jersey. William Penn Bancorporation is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Bank is supervised and regulated by the FDIC and the Pennsylvania Department of Banking and Securities.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA.  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At June 30, 2024, WPSLA held $235.4 million of the Company’s $243.8 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) ASC Topic 280 for Segment Reporting.

Use of Estimates in the Preparation of Financial Statements

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for credit losses, goodwill, intangible assets, income taxes, postretirement benefits, and the fair value of investment securities. Actual results could differ from those estimates and assumptions.

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

Investment Securities

The Company classifies and accounts for investment securities as follows:

Held to Maturity — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available for Sale — Debt securities that will be held for indefinite periods of time that may be sold in response to changes to market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income (loss). Realized gains and losses on the sale of investment securities are recorded as of trade date and reported in the Consolidated Statements of Income and determined using the adjusted cost of the specific security sold.

Equity Investments — The Company has an equity investment accounted for in accordance with both ASC 321-10, Investments - Equity Securities and ASC 323-10, Investments - Equity Method and Joint Ventures. The equity investment has a readily determinable fair value and is reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income. The fair value of equity investments with readily determinable fair values is primarily obtained from third-party pricing services. For additional detail regarding equity securities, see note 5 to these consolidated financial statements.

Regulatory Stock, at Cost

Common stock of the FHLB represents ownership in an institution which is wholly owned by other financial institutions. This  restricted equity security is accounted for at cost. The Company invests in FHLB stock as required to support borrowing activities, as detailed in note 10 to these consolidated financial statements. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company reviews this stock for impairment based on guidance from FASB ASC Topic 320 for Investments — Debt Securities and FASB ASC Topic 942 for Financial Services — Depository and Lending and has concluded that its investment is not impaired.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. Generally, the Company amortizes loan origination fees and costs over the contractual life of the loan.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for at least six months and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Credit Losses on Loans

The Company maintains its allowance for credit losses (“ACL”) at a level that management believes to be appropriate to absorb estimated credit losses as of the date of the Consolidated Statements of Financial Condition.  The Company established its allowance in accordance with the guidance included in ASC 326, Financial Instruments – Credit Losses (“ASC 326”). The ACL is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans.  Loans, or portions thereof, are charged-off against the ACL when they are deemed uncollectible.  Expected recoveries do not exceed the aggregate amounts previously charged-off and expected to be charged-off.  The ACL is an estimate of expected lifetime credit losses, that considers our historical loss experience, the historical loss experience of a peer group of banks identified by management, current conditions and the forecast of future economic conditions.  The determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.  The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.  The ACL is measured on a collective (pool) basis when similar characteristics exist.  The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

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

The Company has elected to exclude $2.0 million of accrued interest receivable as of June 30, 2024 from the measurement of its ACL.  When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.  Accrued interest on loans is reported in the accrued interest receivable and other assets line on the consolidated statements of financial condition.

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

Accrued interest receivable on held to maturity debt securities totaled $170 thousand as of June 30, 2024 and is included within accrued interest receivable and other assets on the Company’s Consolidated Statements of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, held to maturity debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

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

Accrued interest receivable on available for sale debt securities totaled $662 thousand as of June 30, 2024 and is included within accrued interest receivable and other assets on the Company’s Consolidated Statements of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, available for sale debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

Loan Charge-off Policies

Generally, loans are charged down to the net realizable value when the loan is 90 days past due.  However, student loans that are included in consumer loans are fully charged down when the loan is 180 days past due.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the following estimated useful lives of the related assets:

Years
Office buildings and improvements	2 – 33
Furniture, fixtures, and equipment	1 – 10
Automobiles	4

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

Comprehensive Income (Loss)

The Company presents a separate financial statement of comprehensive income (loss) that includes net unrealized holding gains and losses on securities available for sale excluded from the Company’s Consolidated Statements of Income and recorded directly to stockholders’ equity.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhances the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty.  In addition, the amendments in this ASU require disclosure of current period gross write-offs by year of origination for financing receivables in the existing vintage disclosures.  This ASU became effective on July 1, 2023 for the Company.  The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the years ended June 30, 2024 and 2023. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $168 thousand and $2.8 million for the years ended June 30, 2024 and 2023, respectively, was used as the numerator. See Note 12 to these consolidated financial statements for further discussion of stock grants.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Year Ended
	June 30,
(Dollars in thousands, except share and per share amounts)	2024	2023
Basic and diluted earnings per share:
Net income	$168	$2,802

Basic average common shares outstanding	9,017,723	12,661,882
Effect of dilutive securities	57,187	30,732
Dilutive average shares outstanding	9,074,910	12,692,614
Earnings per share:
Basic	$0.02	$0.22
Diluted	$0.02	$0.22

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were 1,264,000 and 1,197,640 stock options that were anti-dilutive for the years ended June 30, 2024 and 2023, respectively, and were not included in the table above.

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of accumulated other comprehensive loss (“AOCL”) for the years ended June 30, 2024 and 2023. All amounts are presented net of tax.

(Dollars in thousands)
Unrealized
Losses
on Securities
Accumulated Other Comprehensive Loss(1)	Available for Sale
Balance at June 30, 2022	$(15,357)
Other comprehensive loss before reclassifications	(8,021)
Amounts reclassified from accumulated other comprehensive loss	—
Period change	(8,021)
Balance at June 30, 2023	$(23,378)
Other comprehensive income before reclassifications	1,444
Amounts reclassified from accumulated other comprehensive income	(79)
Period change	1,365
Balance at June 30, 2024	$(22,013)
(1)	All amounts are net of tax. Related income tax expense is calculated using an income tax rate of approximately 23% for both 2024 and 2023.

The following table presents reclassifications out of AOCL by component for the years ended June 30, 2024 and 2023:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Loss (1)
Details about Accumulated Other Comprehensive	Year Ended June 30,		Affected Line Item in the
Loss Components	2024	2023	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$102	$—	Net gain on sale of securities
Related income tax expense	(23)	—	Income tax (benefit) expense
	$79	$—

(1)	Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in debt securities are as follows:

	June 30, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
(Dollars in thousands)	Cost	Gains	Losses	Losses	Value
Available For Sale:
Mortgage-backed securities	$112,439	$20	$(17,334)	$—	$95,125
U.S. agency collateralized mortgage obligations	8,937	—	(1,737)	—	7,200
U.S. government agency securities	769	1	(77)	—	693
Municipal bonds	19,999	—	(5,030)	—	14,969
Corporate bonds	37,200	—	(4,432)	—	32,768
Total Available For Sale	$179,344	$21	$(28,610)	$—	$150,755

	June 30, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for Credit
(Dollars in thousands)	Cost	Gains	Losses	Value	Losses
Held To Maturity:
Mortgage-backed securities	$87,526	$—	$(16,216)	$71,310	$—
U.S. government agency securities	5,482	—	(13)	5,469	—
Municipal bonds	48	—	—	48	—
Total Held To Maturity	$93,056	$—	$(16,229)	$76,827	$—

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available For Sale:
Mortgage-backed securities	$124,252	$21	$(17,517)	$106,756
U.S. agency collateralized mortgage obligations	10,074	—	(1,782)	8,292
U.S. government agency securities	3,881	140	(89)	3,932
Municipal bonds	20,081	—	(5,102)	14,979
Corporate bonds	37,200	—	(6,032)	31,168
Total Available For Sale	$195,488	$161	$(30,522)	$165,127

Held To Maturity:
Mortgage-backed securities	$94,648	$—	$(17,275)	$77,373
U.S. government agency securities	4,982	—	(102)	4,880
Municipal bonds	60	—	—	60
Total Held To Maturity	$99,690	$—	$(17,377)	$82,313

The Company recognized $102 thousand of gross gains on the sale of $5.6 million of investment securities during the year ended June 30, 2024. The Company did not sell any investment securities during the year ended June 30, 2023.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	June 30, 2024
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$2	$2	$5,530	$5,517
Due after one year through five years	—	—	—	—
Due after five years through ten years	42,370	36,937	—	—
Due after ten years	136,972	113,816	87,526	71,310
	$179,344	$150,755	$93,056	$76,827

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and 2023:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$—	$—	$94,110	$(17,334)	$94,110	$(17,334)
U.S. agency collateralized mortgage obligations	—	—	7,200	(1,737)	7,200	(1,737)
U.S. government agency securities	—	—	556	(77)	556	(77)
Municipal bonds	—	—	14,969	(5,030)	14,969	(5,030)
Corporate bonds	—	—	32,768	(4,432)	32,768	(4,432)
	—	—	149,603	(28,610)	149,603	(28,610)
Held To Maturity:
Mortgage-backed securities	—	—	71,310	(16,216)	71,310	(16,216)
U.S. government agency securities	982	(1)	4,487	(12)	5,469	(13)
	982	(1)	75,797	(16,228)	76,779	(16,229)
	$982	$(1)	$225,400	$(44,838)	$226,382	$(44,839)

	June 30, 2023
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$16,794	$(967)	$86,371	$(16,550)	$103,165	$(17,517)
U.S. agency collateralized mortgage obligations	—	—	8,292	(1,782)	8,292	(1,782)
U.S. government agency securities	—	—	943	(89)	943	(89)
Municipal bonds	—	—	14,979	(5,102)	14,979	(5,102)
Corporate bonds	10,715	(1,435)	20,453	(4,597)	31,168	(6,032)
	27,509	(2,402)	131,038	(28,120)	158,547	(30,522)
Held To Maturity:
Mortgage-backed securities	—	—	77,373	(17,275)	77,373	(17,275)
U.S. government agency securities	4,880	(102)	—	—	4,880	(102)
	4,880	(102)	77,373	(17,275)	82,253	(17,377)
	$32,389	$(2,504)	$208,411	$(45,395)	$240,800	$(47,899)

At June 30, 2024, the Company had one security in the less than 12 months loss position and 124 securities in the 12 month or greater loss position.  The unrealized loss on securities is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider the unrealized losses to be credit losses and no allowance for credit losses is required at June 30, 2024, and the Company does not consider these investments to be other-than temporarily impaired at June 30, 2023. There were 126 investment securities that were temporarily impaired at June 30, 2023.  The Company did not recognize any credit losses on these securities for the year ended June 30, 2024, or other-than temporary impairment charges for the year ended June 30, 2023.

At June 30, 2024 and 2023, $2.6 million and $2.5 million, respectively, in the carrying value of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $2.0 million and $1.6 million as of June 30, 2024 and 2023, respectively.  During the years ended June 30, 2024 and 2023, the Company recorded $387 thousand of unrealized gains and $629 thousand of unrealized losses, respectively, which were recorded in Unrealized gain (loss) on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans, net of deferred loan fees (costs) of $545 thousand and $653 thousand at June 30, 2024 and 2023, respectively, are summarized as follows:

	June 30,		June 30,
	2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$127,911	27.00%	$135,046	28.08%
Home equity and HELOCs	30,767	6.50	32,684	6.79
Construction -residential	8,802	1.86	9,113	1.90
Commercial real estate:
1 - 4 family investor	92,284	19.49	98,160	20.41
Multi-family (five or more)	15,619	3.30	15,281	3.18
Commercial non-residential	158,481	33.46	157,555	32.77
Construction and land	22,687	4.79	15,584	3.24
Commercial	15,090	3.19	15,433	3.21
Consumer loans	1,920	0.41	2,000	0.42
Total Loans	473,561	100.00%	480,856	100.00%

Allowance for credit losses	(2,989)		(3,313)
Net Loans	$470,572		$477,543

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $11.2 million and $12.5 million at, June 30, 2024 and 2023,  respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

Commercial non-residential loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. As of June 30, 2023, the Company had one shared national credit loan commitment for $12.5 million with no balance outstanding and that is a purchased participation classified as pass rated and all payments are current and the loan is performing in accordance with its contractual terms. This shared national credit loan commitment was closed during the three months ended December 31, 2023. The Company’s accounting policies for shared national credits, including our charge off and reserve policy, are consistent with the significant accounting policies disclosed in our financial statements for the Company’s total loan portfolio.  Shared national credits are subject to the same underwriting guidelines as loans originated by the Company and are subject to annual reviews where the risk rating of the loan is evaluated.  Additionally, the Company obtains quarterly financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan.  The information used in the analysis is provided by the borrower through the agent bank.

Allowance for Credit Losses. As previously discussed in the “Recent Accounting Pronouncements” section of Note 2 “Summary of Significant Accounting Policies,” the Company adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326).  ASU 2016-13 requires estimated credit losses on loans to be determined based on an expected life of loan model, as compared to an incurred loss model (in effect for periods prior to July 1, 2023).  Accordingly, the allowance for credit losses disclosures subsequent to July 1, 2023 are not always comparable to prior dates.  In addition, certain new disclosures required under ASU 2016-13 are not applicable to prior periods.  As a result, the following tables present disclosures separately for each period, where appropriate.  New disclosures required under ASU 2016-13 and ASU 2022-02 are only shown for the current period.  Please refer to Note 2 “Summary of Significant Accounting Policies” for a summary of the impact of adopting the provisions of ASU 2016-13 on July 1, 2023.

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

The following table presents by portfolio segment, the changes in the allowance for credit losses and the recorded investment in loans for the years ended June 30, 2024 and 2023, respectively:

June 30, 2024	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313
Impact of adopting ASU 2016-13	(67)	19	(174)	(241)	(30)	379	(93)	254	196	243
Charge-offs	—	—	—	—	—	—	—	—	(13)	(13)
Recoveries	—	—	—	—	—	—	—	—	29	29
Provision	(94)	(32)	(9)	(60)	(27)	(266)	(41)	(32)	(22)	(583)
Ending Balance	$325	$100	$31	$268	$32	$1,533	$147	$304	$249	$2,989

Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	325	100	31	268	32	1,533	147	304	249	2,989
Total allowance	$325	$100	$31	$268	$32	$1,533	$147	$304	$249	$2,989

Loans receivable ending balance:
Individually evaluated for impairment	$1,221	$426	$—	$1,007	$194	$337	$—	$—	$126	$3,311
Collectively evaluated for impairment	126,690	30,341	8,802	91,277	15,425	158,144	22,687	15,090	1,794	470,250
Total portfolio	$127,911	$30,767	$8,802	$92,284	$15,619	$158,481	$22,687	$15,090	$1,920	$473,561

June 30, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$506	$113	$386	$527	$110	$1,451	$166	$100	$50	$3,409
Charge-offs	(79)	—	—	—	—	—	—	—	(32)	(111)
Recoveries	—	—	—	—	—	—	—	—	15	15
Provision	59	—	(172)	42	(21)	(31)	115	(18)	26	—
Ending Balance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313

Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	486	113	214	569	89	1,420	281	82	59	3,313
Total allowance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313

Loans receivable ending balance:
Individually evaluated for impairment	$1,209	$182	$—	$832	$251	$778	$—	$—	$—	$3,252
Collectively evaluated for impairment	78,237	19,689	9,113	84,891	14,781	142,098	15,584	14,976	643	380,012
Acquired non-credit impaired loans (1)	55,528	12,813	—	12,437	249	14,679	—	457	1,357	97,520
Acquired credit impaired loans (2)	72	—	—	—	—	—	—	—	—	72
Total portfolio	$135,046	$32,684	$9,113	$98,160	$15,281	$157,555	$15,584	$15,433	$2,000	$480,856
(1)	Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.
(2)	Acquired credit impaired loans are evaluated on an individual basis.

During the year ended June 30, 2024, and exclusive of the impact of the adoption of ASU 2016-13, the changes in the provision for credit losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment. The overall decrease in the allowance during the year ended June 30, 2024 can be primarily attributed to consistently low levels of net charge-offs, strong asset quality metrics and continued conservative lending practices.

During the year ended June 30, 2023, the changes in the provision for credit losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment.  Specifically, we experienced significant growth in our commercial construction and land loan portfolio during the year ended June 30, 2023 and a corresponding increase in the provision for credit losses for this portfolio.  The overall decrease in the allowance during the year ended June 30, 2023 can primarily be attributed to improved credit quality metrics, including continued low levels of net charge-offs and a decrease in non-performing assets.

Under the provisions of ASU 2016-13, loans evaluated individually for impairment consist of non-accrual loans.  Under the incurred loss model in effect prior to the adoption of ASU 2016-13, loans evaluated individually for impairment were referred to as impaired loans.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades for the years ended June 30, 2024 and 2023, respectively, that management uses to monitor the credit quality of the overall loan portfolio. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. All loans greater than 90 days past due are considered Substandard.  The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at June 30, 2024 and 2023:

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1 - 4 family investor
Pass	$3,852	$10,948	$6,228	$17,462	$11,855	$36,635	$2,702	$706	$90,388
Special Mention	—	—	—	—	—	889	—	—	889
Substandard	—	—	930	—	—	77	—	—	1,007
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1 - 4 family investor	$3,852	$10,948	$7,158	$17,462	$11,855	$37,601	$2,702	$706	$92,284
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family (five or more)
Pass	$331	$1,307	$1,310	$4,072	$5,508	$2,897	$—	$—	$15,425
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	194	—	—	194
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Multi-family	$331	$1,307	$1,310	$4,072	$5,508	$3,091	$—	$—	$15,619
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-residential
Pass	$11,970	$20,964	$59,973	$30,013	$15,668	$19,465	$—	$91	$158,144
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	319	—	18	—	—	337
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial non-residential	$11,970	$20,964	$59,973	$30,332	$15,668	$19,483	$—	$91	$158,481
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$4,341	$5,797	$10,501	$—	$—	$2,048	$—	$—	$22,687
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Construction and land	$4,341	$5,797	$10,501	$—	$—	$2,048	$—	$—	$22,687
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$593	$6,914	$7,367	$—	$14	$202	$—	$—	$15,090
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial	$593	$6,914	$7,367	$—	$14	$202	$—	$—	$15,090
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

The Company monitors the credit risk profile by payment activity for residential and consumer loans.  Generally, residential and consumer loans on nonaccrual status and 90 or more days past due and accruing are considered non-performing and are reviewed monthly.  The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at June 30, 2024 and 2023:

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1 - 4 family residential
Performing	$11,987	$7,765	$13,307	$15,162	$8,412	$70,057	$—	$—	$126,690
Non-performing	—	—	—	—	—	1,221	—	—	1,221
Total 1 - 4 family residential	$11,987	$7,765	$13,307	$15,162	$8,412	$71,278	$—	$—	$127,911
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity & HELOCs
Performing	$1,685	$2,164	$474	$859	$576	$4,595	$18,333	$1,655	$30,341
Non-performing	—	—	—	—	—	—	381	45	426
Total Home equity & HELOCs	$1,685	$2,164	$474	$859	$576	$4,595	$18,714	$1,700	$30,767
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction residential
Performing	$5,180	$2,510	$105	$1,007	$—	$—	$—	$—	$8,802
Non-performing	—	—	—	—	—	—	—	—	—
Total construction residential	$5,180	$2,510	$105	$1,007	$—	$—	$—	$—	$8,802
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$123	$116	$45	$—	$3	$1,507	$—	$—	$1,794
Non-performing	—	—	—	—	—	126	—	—	126
Total Consumer	$123	$116	$45	$—	$3	$1,633	$—	$—	$1,920
Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13

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

Loan Delinquencies and Non-accrual Loans

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a recorded payment is past due. The following are tables which include an aging analysis of the recorded investment of past due loans as of June 30, 2024 and 2023. All non-accrual loans included in the tables below do not have an associated allowance for credit losses because any impairment is charged-off at the time the loan moves to non-accrual status.  As of June 30, 2024, $3.2 million of the non-accrual loans included in the table below are secured by real estate and $126 thousand are unsecured.

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2024
							Recorded	Recorded
							Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$153	$539	$162	$854	$127,057	$127,911	$—	$1,221
Home equity and HELOCs	49	—	—	49	30,718	30,767	—	426
Construction - residential	—	—	—	—	8,802	8,802	—	—
Commercial real estate:
1 - 4 family investor	85	930	—	1,015	91,269	92,284	—	1,007
Multi-family	—	—	—	—	15,619	15,619	—	194
Commercial non-residential	60	—	337	397	158,084	158,481	—	337
Construction and land	—	—	—	—	22,687	22,687	—	—
Commercial	—	—	—	—	15,090	15,090	—	—
Consumer	—	—	18	18	1,902	1,920	—	126
Total	$347	$1,469	$517	$2,333	$471,228	$473,561	$—	$3,311

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2023
								Recorded	Recorded
					Acquired			Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past	Credit		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Impaired	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$290	$457	$567	$1,314	$72	$133,660	$135,046	$—	$2,090
Home equity and HELOCs	—	—	—	—	—	32,684	32,684	—	—
Construction - residential	—	—	—	—	—	9,113	9,113	—	—
Commercial real estate:
1 - 4 family investor	—	752	—	752	—	97,408	98,160	—	832
Multi-family	251	—	—	251	—	15,030	15,281	—	251
Commercial non-residential	—	322	778	1,100	—	156,455	157,555	—	778
Construction and land	—	—	—	—	—	15,584	15,584	—	—
Commercial	—	—	—	—	—	15,433	15,433	—	—
Consumer	—	13	—	13	—	1,987	2,000	—	82
Total	$541	$1,544	$1,345	$3,430	$72	$477,354	$480,856	$—	$4,033

Interest income on non-accrual loans would have increased by approximately $167 thousand and $192 thousand during the years ended June 30, 2024 and 2023, respectively, if these loans had performed in accordance with their terms.

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

June 30, 2023
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,209	$1,302	$—	$1,780	$—
Home equity and HELOCs	182	182	—	325	20
Construction residential	—	—	—	—	—
1 - 4 family investor commercial real estate	832	850	—	179	1
Multi-family	251	283	—	277	—
Commercial non-residential	778	783	—	1,042	19
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

With an allowance recorded:
1-4 family residential real estate	$—	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—	—
Construction residential	—	—	—	—	—
1 - 4 family investor commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
1-4 family residential real estate	$1,209	$1,302	$—	$1,780	$—
Home equity and HELOCs	182	182	—	325	20
Construction residential	—	—	—	—	—
1 - 4 family investor commercial real estate	832	850	—	179	1
Multi-family	251	283	—	277	—
Commercial non-residential	778	783	—	1,042	19
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

The impaired loans table above includes accruing loans with terms that have been modified to borrowers experiencing financial difficulty in the amount of $182 thousand that are performing in accordance with their modified terms. The Company recognized $38 thousand of interest income on accruing loans with terms that have been modified to borrowers experiencing financial difficulty during the year ended June 30, 2023. The table above does not include $72 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

Generally, the Bank will charge-off the collateral or discounted cash flow deficiency on all impaired loans. Interest income that would have been recorded for the year ended June 30, 2023, had impaired loans been current according to their original terms, amounted to $104 thousand.

Concentration of Credit Risk

The Company’s primary business activity as of June 30, 2024 was with customers throughout the Delaware Valley through twelve full-service branch offices located in Bucks and Philadelphia Counties in Pennsylvania, as well as Burlington, Camden, and Mercer Counties in New Jersey.  Accordingly, the Company has extended credit primarily to residential borrowers and commercial entities in this area whose ability to repay their loans is influenced by the region’s economy.

As of June 30, 2024, the Company considered its concentration of credit risk to be acceptable.  As of June 30, 2024, commercial real estate loans secured by retail space totaled approximately $61.9 million, or 13.1% of total loans, and were comprised of $50.9 million of non-owner-occupied properties and $11.0 million of owner-occupied properties.  The Company’s non-owner occupied commercial real estate loans that are secured by retail space have high occupancy rates with longstanding tenants.

Loans with Modified Terms to Borrowers Experiencing Financial Difficulty

During the year ended June 30, 2024, there were no loans modified to borrowers experiencing financial difficulty.  During the year ended June 30, 2023, there were no loans modified that were identified as a troubled debt restructuring (“TDR”) and there were no TDRs that subsequently defaulted within twelve months of modification.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of June 30, 2024 and 2023:

	June 30,	June 30,
(Dollars in thousands)	2024	2023
Land	$1,441	$1,778
Office buildings and improvements	7,921	9,080
Furniture, fixtures and equipment	2,293	2,273
Automobiles	58	58
	11,713	13,189

Accumulated depreciation	(4,527)	(4,135)
	$7,186	$9,054

Depreciation expense amounted to $772 thousand and $1.0 million for the years ended June 30, 2024 and 2023, respectively. During the year ended June 30, 2024, the Company transferred one property with a total carrying value of $1.3 million to the held for sale classification reported in the accrued interest receivable and other assets line on the consolidated statements of financial condition. The Company intends to sell this property by December 31, 2024.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the acquisition of Audubon. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the acquisitions of Fidelity and Washington, respectively. As of June 30, 2024 and 2023, the other intangibles consisted of $356 thousand and $519 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2024, the Company included considerations of the current economic environment in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired.  No goodwill impairment exists during the year ended June 30, 2024.

Goodwill and other intangibles at June 30, 2024 and 2023, are summarized as follows:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, July 1, 2022	$4,858	$712
Adjustments:
Additions	—	—
Amortization	—	(193)
Balance, June 30, 2023	$4,858	$519
Adjustments:
Additions	—	—
Amortization	—	(163)
Balance, June 30, 2024	$4,858	$356

The following tables summarize amortizing intangible assets at June 30, 2024 and 2023:

	June 30, 2024
		Accumulated
(Dollars in thousands)	Gross	Amortization	Net
Core deposit intangibles	$1,694	$(1,338)	$356

	June 30, 2023
		Accumulated
(Dollars in thousands)	Gross	Amortization	Net
Core deposit intangibles	$1,694	$(1,175)	$519

Aggregate amortization expense was $163 thousand and $193 thousand for the years ended June 30, 2024 and 2023, respectively. Amortization expense for the next five years and thereafter is expected to be as follows:

(Dollars in thousands)
For the year ended June 30,	Expense
2025	$132
2026	101
2027	70
2028	40
2029	9
2030 and thereafter	4
$356

Note 9 – Deposits

Deposits and their respective weighted-average interest rates consist of the following major classifications as of June 30, 2024 and 2023:

	June 30, 2024		June 30, 2023
		Weighted		Weighted
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Non-interest bearing checking	$64,627	—%	$60,872	—%
Interest bearing checking	132,927	1.27	116,700	0.91
Money market accounts	176,422	3.13	208,020	2.77
Savings and club accounts	82,173	0.05	90,291	0.05
Certificates of deposit	173,661	3.56	159,377	2.30
	$629,810	2.13%	$635,260	1.66%

Time deposit accounts outstanding as of June 30, 2024 mature as follows:

(In thousands)	June 30, 2024
Twelve months ending:
2025	$154,301
2026	7,766
2027	5,044
2028	3,711
2029	2,408
Thereafter	431
$173,661

The aggregate amount of certificates of deposit accounts in denominations of $250 thousand or more totaled $29.3 million and $17.8 million at June 30, 2024 and 2023, respectively.

Note 10 – Borrowings

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank has a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $287.3 million at June 30, 2024. Advances from the FHLB of Pittsburgh consisted of $48.0 million and $34.0 million of fixed rate short-term borrowings at June 30, 2024 and 2023, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $415.9 million and $427.2 million of loans pledged as collateral as of June 30, 2024 and 2023, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $2.8 million and $2.3 million at June 30, 2024 and 2023, respectively.

Contractual maturities and the associated weighted average interest rate of FHLB advances at June 30, 2024 are presented in the table below.  As of June 30, 2024, the interest rates on the $48.0 million of FHLB advances ranged from 5.64% to 5.67%.

	June 30, 2024
(Dollars in thousands)		Weighted
Twelve months ending:	Amount	Average Rate
2025	$48,000	5.65%
Total FHLB advances	$48,000	5.65%

As of June 30, 2024, the Bank had $8.8 million of loans pledged as collateral to secure a $3.6 million overnight line of credit with the Federal Reserve Bank.  As of June 30, 2023, the Bank had $10.2 million of loans pledged as collateral to secure a $3.7 million overnight line of credit with the Federal Reserve Bank. There was no outstanding  balance for the overnight line of credit with the Federal Reserve Bank as of June 30, 2024 and 2023. In addition, as of June 30, 2024 and 2023, the Bank had $10.0 million of available credit from the Atlantic Community Bankers Bank to purchase federal funds.

Note 11 — Income Taxes

The components of income tax expense (benefit) for the years ended June 30, 2024 and 2023 are as follows:

	Year end June 30,
(Dollars in thousands)	2024	2023
Federal:
Current	$(61)	$(430)
Deferred	(399)	570
	(460)	140
State, current	2	60
	$(458)	$200

A reconciliation of the statutory federal income tax at a rate of 21.0% in 2024 and 2023 to the income tax expense included in the consolidated statements of income is as follows:

	Year ended June 30,
	2024		2023
		% of		% of
		Pretax		Pretax
(Dollars in thousands)	Amount	Loss	Amount	Income
Federal income tax at statutory rate	$(61)	21.0%	$630	21.0%
State tax, net of federal benefit	2	(0.7)	47	1.6
Bank owned-life insurance	(261)	90.0	(232)	(7.7)
Income tax benefit	—	—	(211)	(7.1)
Other	(138)	47.6	(34)	(1.1)
	$(458)	157.9%	$200	6.7%

Income tax expense for the year ended June 30, 2023 included a $211 thousand one-time income tax benefit related to refunds received associated with the carryback of net operating losses under the CARES Act.

Items that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	June 30,
(Dollars in thousands)	2024	2023
Deferred tax assets:
Loan origination fees	$125	$150
Allowance for credit losses	687	762
Deferred director’s fees	253	261
Deferred compensation	357	357
Purchase accounting adjustments	423	499
NOL carry forward	727	231
Net unrealized loss on securities	6,575	6,983
Stock based compensation	428	234
Other	282	344
Total deferred tax assets	9,857	9,821
Deferred tax liabilities:
Premises and equipment	(271)	(336)
Total deferred tax liabilities	(271)	(336)
Net deferred tax asset	$9,586	$9,485

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for credit losses and loan fees are recognized in different periods for financial reporting and tax return purposes. As of June 30, 2024, the Company has a $3.5 million net operating loss carryforward that will begin to expire by December 31, 2033.  A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Accounting literature also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. In accordance with GAAP, interest or penalties incurred for income taxes will be recorded as a component of other expenses. There are no material uncertain tax positions at June 30, 2024 or 2023. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations by taxing authorities for years before 2020.

Retained earnings included $2.8 million at June 30, 2024 and 2023, respectively, for which no provision for federal income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

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

Under the Plan, the Company has granted 505,600 shares of restricted stock, net of forfeitures, with a weighted average grant date fair value of $11.71 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the Plan vest in equal installments over a five year period. Compensation expense related to the restricted shares is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the restricted shares for each of the years ended June 30, 2024 and 2023 was $1.1 million. The expected future compensation expense related to the 313,989 non-vested restricted shares outstanding at June 30, 2024 was $3.5 million over a weighted average period of 3.02 years. The expected future compensation expense related to the 383,258 non-vested restricted shares outstanding at June 30, 2023 was $4.3 million over a weighted average period of 3.88 years.

The following is a summary of the Company's restricted stock activity during the year ended June 30, 2024:

		Weighted
	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2023	383,258	$11.66
Issued	26,544	12.44
Vested	(95,813)	11.66
Forfeited	—	—
Non-vested Restricted Stock Awards outstanding June 30, 2024	313,989	$11.73

The following is a summary of the Company's restricted stock activity during the year ended June 30, 2023:

		Weighted
	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2022	492,960	$11.67
Issued	—	—
Vested	(95,798)	11.66
Forfeited	(13,904)	11.82
Non-vested Restricted Stock Awards outstanding June 30, 2023	383,258	$11.66

The fair value of the 95,813 shares that vested during the year ended June 30, 2024 was $1.2 million. The fair value of the 95,798 shares that vested during the year ended June 30, 2023 was $914 thousand.

Under the Plan, the Company granted 1,264,000 stock options, net of forfeitures, with a weighted average grant date fair value of $3.24 per share. Stock options granted under the Plan vest in equal installments over a five year period. Stock options were granted at a weighted average exercise price of $11.71, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was valued using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6.5 years, risk-free rate of return of 2.98%, volatility of 24.60%, and a dividend yield of 1.02%. Compensation expense recognized for the stock options for the years ended June 30, 2024 and 2023 was $796 thousand and $771 thousand, respectively. The expected future compensation expense related to the 1,264,000 stock options outstanding at June 30, 2024 was $2.4 million over a weighted average period of 3.02 years. The expected future compensation expense related to the 1,197,640 stock options outstanding at June 30, 2023 was $3.0 million over a weighted average period of 3.88 years.

The following is a summary of the Company's stock option activity during the year ended June 30, 2024:

		Weighted
	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2023	1,197,640	$11.66
Granted	66,360	12.44
Exercised	—	—
Forfeited	—	—
Expired	—	—
Ending balance June 30, 2024	1,264,000	$11.71

The following is a summary of the Company's stock option activity during the year ended June 30, 2023:

		Weighted
	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2022	1,232,400	$11.67
Granted	—	—
Exercised	—	—
Forfeited	(34,760)	11.82
Expired	—	—
Ending balance June 30, 2023	1,197,640	$11.66

The weighted average remaining contractual term was approximately 7.97 years and there was no aggregate intrinsic value for options outstanding as of June 30, 2024. As of June 30, 2024, exercisable options totaled 479,056 with an average weighted exercise of price of $11.66 per share, a weighted average remaining contractual term of approximately 7.88 years, and no aggregate intrinsic value. The weighted average remaining contractual term was approximately 8.88 years and there was no aggregate intrinsic value for options outstanding as of June 30, 2023. As of June 30, 2023, exercisable options totaled 239,528 with an average weighted exercise of price of $11.66 per share, a weighted average remaining contractual term of approximately 8.88 years, and no aggregate intrinsic value.

Note 13 – Employee and Director Benefit Plans

401(k) Plan

The Bank has a savings plan qualified under Section 401(k) of the Internal Revenue Code which covers substantially all of its employees. Employees can contribute up to 50% of gross pay and the Bank matches 100% of such contributions up to 6%. The Company recorded $442 thousand and $421 thousand of expense associated with the 401(k) plan during the years ended June 30, 2024 and 2023, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company offers ESOP benefits to employees who meet certain eligibility requirements.  In connection with the second-step conversion offering, and as previously disclosed, the William Penn Bank ESOP trustees subscribed for, and intended to purchase, on behalf of the ESOP, 8% of the shares of the Company common stock sold in the offering and to fund its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock.  As previously disclosed, as a result of the second-step conversion offering being oversubscribed in the first tier of subscription priorities, the ESOP trustees were unable to purchase shares of the Company’s common stock in the second-step conversion offering.  Subsequent to the completion of the second-

step conversion on March 24, 2021, the ESOP trustees purchased 881,130 shares, or $10.1 million, of the Company’s common stock in the open market.

In connection with the purchase of the shares, the ESOP borrowed $10.1 million from the Company at a fixed interest rate of 3.25% with a twenty-five-year term to fund the purchase of 881,130 shares.  The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares.  Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.  The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Company’s consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized $424 thousand and $395 thousand of ESOP expense associated with the release of shares from collateral during the years ended June 30, 2024 and 2023, respectively.

	June 30,
	2024	2023
Allocated shares	240,172	219,141
Shares committed to be released	17,479	17,479
Unreleased shares	766,027	801,272
Total ESOP shares	1,023,678	1,037,892
Fair value of unreleased shares	$8,732,708	$8,132,911

Directors Retirement Plan

The Bank has a retirement plan for the directors of the Bank. Upon retirement, a director who agrees to serve as a consulting director to the Bank will receive a monthly benefit amount for a period of up to 120 months. The plan was amended in October 2017 to allow credit for service as a director while also serving as an employee. The Company recognized expense of $52 thousand and a credit of $45 thousand for these benefits in its Consolidated Statements of Income for the years ended June 30, 2024 and 2023, respectively. At both June 30, 2024 and 2023, approximately $1.6 million had been accrued under this plan.

Director Deferred Compensation Plan

The Bank has deferred compensation plans for certain directors of the Bank whereby they can elect to defer their directors’ fees. Under the plans’ provisions, benefits which accrue at the Bank’s highest certificate of deposit rate will be payable upon retirement, death, or permanent disability. The Company recognized $40 thousand and $21 thousand of interest expense for these benefits in its Consolidated Statements of Income during the years ended June 30, 2024 and 2023, respectively.  At both June 30, 2024 and 2023, approximately $1.1 million had been accrued for this benefit plan.

Note 14 – Commitments and Contingencies

The Company leases several offices as part of its regular business operations. Please refer to note 17 to these consolidated financial statements for further detail regarding the Company's operating lease commitments. Please refer to note 2 to these consolidated financial statements for further detail regarding the how the Company estimates expected credit losses on unfunded loan commitments.  In addition, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of financial condition.

A summary of the Company's loan commitments is as follows as of June 30, 2024 and 2023:

	June 30,
(Dollars in thousands)	2024	2023
Commitments to extend credit	$15,676	$6,877
Unfunded commitments under lines of credit	65,705	75,372
Standby letters of credit	86	86

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

As of June 30, 2024, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

Federal banking agencies have established an optional “community bank leverage ratio” of between 8% to 10% tangible equity to average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements and would be considered well-capitalized under the prompt corrective action framework.  In April 2020, the Federal banking regulatory agencies modified the original Community Bank Leverage Ratio (“CBLR”) framework and provided that, as of the second quarter 2020, a banking organization with a leverage ratio of 8 percent or greater and that meets the other existing qualifying criteria may elect to use the community bank leverage ratio framework. The modified rule also states that the community bank leverage ratio requirement will be greater than 8 percent for the second through fourth quarters of calendar year 2020, greater than 8.5 percent for calendar year 2021, and greater than 9 percent thereafter. The transition rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 100 basis points below the applicable community bank leverage ratio requirement.

			CBLR Framework
As of June 30, 2024	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$134,494	16.10%	$75,164	9.00%

			CBLR Framework
As of June 30, 2023	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$161,774	18.67%	$77,989	9.00%

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of June 30, 2024 and 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$95,125	$—	$95,125
U.S. agency collateralized mortgage obligations	—	7,200	—	7,200
U.S. government agency securities	—	693	—	693
Municipal bonds	—	14,969	—	14,969
Corporate bonds	—	32,768	—	32,768
Equity securities	2,016	—	—	2,016
Total Assets	$2,016	$150,755	$—	$152,771

	June 30, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$106,756	$—	$106,756
U.S. agency collateralized mortgage obligations	—	8,292	—	8,292
U.S. government agency securities	—	3,932	—	3,932
Municipal bonds	—	14,979	—	14,979
Corporate bonds	—	31,168	—	31,168
Equity securities	1,629	—	—	1,629
Total Assets	$1,629	$165,127	$—	$166,756

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

Individually evaluated loans are generally measured for impairment using the fair value of the collateral supporting the loan. Individually evaluated loan collateral is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of June 30, 2024 and 2023, the Company charged-off the collateral deficiency on impaired loans. As a result, there were no specific reserves on individually evaluated loans as of June 30, 2024 and 2023.

Other real estate owned (“OREO”) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of June 30, 2024 and 2023, there were no assets required to be measured and reported at fair value on a non-recurring basis.

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

Advances from Federal Home Loan Bank

Fair value of advances from FHLB is estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from FHLB with similar terms and remaining maturities.

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

	Fair Value Measurements at June 30, 2024
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$470,572	$439,118	$—	$—	$439,118
Securities held to maturity	93,056	76,827	—	76,827	—

Financial instruments - liabilities:
Certificates of deposit	173,661	171,613	—	—	171,613
Advances from Federal Home Loan Bank	48,000	48,000	—	—	48,000

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2023
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$477,543	$436,636	$—	$—	$436,636
Securities held to maturity	99,690	82,313	—	82,313	—

Financial instruments - liabilities:
Certificates of deposit	159,377	155,426	—	—	155,426
Advances from Federal Home Loan Bank	34,000	34,000	—	—	34,000

Off-balance sheet financial instruments	—	—	—	—	—

Note 17 — Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee include real estate property for branches and office space with terms extending through 2043. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability for each of its operating leases. The operating lease ROU asset was $8.3 million and $8.9 million as of June 30, 2024 and 2023, respectively, and the operating lease liability was $8.6 million and $9.1 million as of June 30, 2024 and 2023, respectively. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months of less), or equipment leases (deemed immaterial) on the Consolidated Statements of Financial Condition.

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

	June 30,
	2024
Weighted average remaining lease term
Operating leases	15.8	years
Weighted average discount rate
Operating leases	2.92%

	June 30,
	2023
Weighted average remaining lease term
Operating leases	16.4	years
Weighted average discount rate
Operating leases	2.89%

The Company recorded $891 thousand and $798 thousand of net lease costs during the years ended June 30, 2024 and 2023, respectively.  Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2024 were as follows:

June 30,
2024
Operating
(in thousands)	Leases
For the year ended June 30,
2025	$825
2026	620
2027	636
2028	649
2029	659
Thereafter	7,378
Total future minimum lease payments	$10,767
Amounts representing interest	(2,214)
Present value of net future minimum lease payments	$8,553

Note 18 — Related Party Transactions

At June 30, 2024 and 2023 certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bank in the aggregate amount of $3.8 million and $4.0 million, respectively. These total commitments to lend include $1.3 million of undrawn commitments at both June 30, 2024 and 2023. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

The following table shows the loan activity for related parties for the years ended June 30, 2024 and 2023:

	June 30,
(Dollars in thousands)	2024	2023
Beginning Balance	$2,680	$1,121
New loans and funding of existing lines of credit	—	1,745
Repayments	(124)	(186)
Loans to former related parties	(17)	—
Ending balance	$2,539	$2,680

None of the Company’s affiliates, officers, directors, or employees have an interest in or receive remuneration from any special purpose entities or qualified special purpose entities which the Company transacts business.

During the years ended June 30, 2024 and 2023, the Bank purchased certain insurance policies through a related party insurance agency and paid insurance commissions of $32 thousand and $31 thousand, respectively.  These insurance commissions are included in other expense on the Company’s Consolidated Statements of Income.

At June 30, 2024 and 2023, certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons had deposits with the Bank in the aggregate amount of $1.4 million and $1.5 million, respectively.

Note 19 — Parent Company Financial Information

WILLIAM PENN BANCORPORATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION — PARENT COMPANY ONLY

(Dollars in thousands)

As of June 30, 2024 and 2023

	June 30,
	2024	2023
ASSETS
Cash on deposit at the Bank	$4,233	$14,119
Investment in the Bank	118,422	144,004
Equity securities	2,016	1,629
Other assets	368	1,190
TOTAL ASSETS	$125,039	$160,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued and other liabilities	$438	$197
TOTAL LIABILITIES	438	197
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY	124,601	160,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,039	$160,942

WILLIAM PENN BANCORPORATION

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY

(Dollars in thousands)

For the Years Ended June 30, 2024 and 2023

	Year Ended June 30,
	2024	2023

INCOME
Interest on interest-bearing deposits with the Bank	$21	$79
Interest income on securities	131	131
Unrealized gain (loss) on equity securities	387	(629)
Total income (loss)	539	(419)
EXPENSES
Professional fees	449	495
Other expenses	234	202
Total expenses	683	697
Loss before income tax benefit and equity in undistributed net income of affiliates	(144)	(1,116)
Income tax benefit	(33)	(257)
Equity in undistributed net income of the Bank	279	3,661
NET INCOME	$168	$2,802
Comprehensive income (loss)	$1,533	$(5,219)

WILLIAM PENN BANCORPORATION

CONDENSED STATEMENTS OF CASH FLOW — PARENT COMPANY ONLY

(Dollars in thousands)

For the Years Ended June 30, 2024 and 2023

	Year Ended
	June 30,
	2024	2023

Cash flows from operating activities
Net income	$168	$2,802
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(279)	(3,661)
Unrealized (gain) loss on equity securities	(387)	629
Net intercompany transactions	2,667	1,483
Dividend from the Bank	27,000	—
Other	764	205
Net cash provided by operating activities	29,933	1,458
Cash flows from investing activities
Net cash provided by investing activities	—	—
Cash flows from financing activities
Cash dividends	(1,160)	(1,584)
Stock purchased and retired	(38,659)	(27,056)
Net cash used in financing activities	(39,819)	(28,640)
Net decrease in cash and cash equivalents	(9,886)	(27,182)
Cash and cash equivalents – beginning	14,119	41,301
Cash and cash equivalents – ending	$4,233	$14,119
Supplementary cash flows information
Income tax payments	$—	$—

Note 20 — Subsequent Events

On July 17, 2024, the Company declared a cash dividend of $0.03 per share, that was paid on August 8, 2024, to common shareholders of record at the close of business on July 29, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: September 5, 2024	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth J. Stephon	Chairman, President and Chief Executive	September 5, 2024
Kenneth J. Stephon	Officer
(Principal Executive Officer)

/s/ Jonathan T. Logan	Executive Vice President and Chief	September 5, 2024
Jonathan T. Logan	Financial Officer
(Principal Financial and Accounting Officer)

/s/ William J. Feeney	Director	September 5, 2024
William J. Feeney

/s/ D. Michael Carmody, Jr	Director	September 5, 2024
D. Michael Carmody, Jr

/s/ Glenn Davis	Director	September 5, 2024
Glenn Davis

/s/ Christopher M. Molden	Director	September 5, 2024
Christopher M. Molden

/s/ William B.K. Parry, Jr.	Director	September 5, 2024
William B.K. Parry, Jr.

/s/ Terry L. Sager	Director	September 5, 2024
Terry L. Sager

/s/ Vincent P. Sarubbi	Director	September 5, 2024
Vincent P. Sarubbi