Form 10-Q
period 2024-09-30
William Penn Bancorporation
filed 2024-11-04
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the issuer’s common stock, as of November 4, 2024: 9,208,217 shares.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of September 30, 2024 and June 30, 2024 (unaudited)

	September 30,	June 30,
	2024	2024

ASSETS
Cash and due from banks	$6,928	$6,539
Interest bearing deposits with other banks	19,311	12,070
Federal funds sold	271	1,589
Total cash and cash equivalents	26,510	20,198
Interest-bearing time deposits	100	100
Securities available for sale, at fair value	154,041	150,755
Securities held to maturity, net of allowance for credit losses of $0 as of September 30, 2024 and June 30, 2024 (fair value of $73,388 and $76,827, as of September 30, 2024 and June 30, 2024, respectively)	86,835	93,056
Equity securities	2,095	2,016
Loans receivable, net of allowance for credit losses of $2,522 and $2,989 as of September 30, 2024 and June 30, 2024, respectively	462,209	470,572
Premises and equipment, net	7,041	7,186
Regulatory stock, at cost	2,690	3,062
Deferred income taxes	8,093	9,586
Bank-owned life insurance	42,148	41,819
Goodwill	4,858	4,858
Intangible assets	323	356
Operating lease right-of-use assets	8,140	8,300
Accrued interest receivable and other assets	7,146	6,883
TOTAL ASSETS	$812,229	$818,747

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$629,789	$629,810
Advances from Federal Home Loan Bank	39,000	48,000
Advances from borrowers for taxes and insurance	1,597	2,891
Operating lease liabilities	8,411	8,553
Accrued interest payable and other liabilities	5,179	4,892
TOTAL LIABILITIES	683,976	694,146
Commitments and contingencies (note 12)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 9,218,459 shares issued and outstanding at September 30, 2024 and 9,343,900 shares issued and outstanding at June 30, 2024	92	93
Additional paid-in capital	96,730	97,723
Unearned common stock held by employee stock ownership plan	(8,688)	(8,789)
Retained earnings	57,310	57,587
Accumulated other comprehensive loss	(17,191)	(22,013)
TOTAL STOCKHOLDERS' EQUITY	128,253	124,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$812,229	$818,747

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three Months Ended September 30, 2024 and 2023 (unaudited)

	Three Months Ended September 30,
	2024	2023

INTEREST INCOME
Loans receivable, including fees	$6,528	$6,139
Securities	1,549	1,711
Other	171	161
Total interest income	8,248	8,011
INTEREST EXPENSE
Deposits	3,491	2,730
Borrowings	616	537
Total interest expense	4,107	3,267

Net interest income	4,141	4,744

(Recovery) provision for credit losses	(395)	5

NET INTEREST INCOME AFTER (RECOVERY) PROVISION FOR CREDIT LOSSES	4,536	4,739
OTHER INCOME
Service fees	211	215
Earnings on bank-owned life insurance	329	294
Unrealized gain on equity securities	79	73
Other	31	68
Total other income	650	650
OTHER EXPENSES
Salaries and employee benefits	2,959	2,935
Occupancy and equipment	706	760
Data processing	506	494
Professional fees	328	210
Amortization of intangible assets	33	41
Other	791	785
Total other expense	5,323	5,225

(Loss) income before income taxes	(137)	164

Income tax benefit	(116)	(15)
NET (LOSS) INCOME	$(21)	$179

Basic (loss) earnings per share	$(0.00)	$0.02
Diluted (loss) earnings per share	$(0.00)	$0.02

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

For the Three Months Ended September 30, 2024 and 2023 (unaudited)

	Three Months Ended September 30,
	2024	2023

Net (loss) income	$(21)	$179

Other comprehensive income (loss):
Changes in net unrealized gain (loss) on securities available for sale	6,234	(5,957)
Tax effect	(1,412)	1,370
Other comprehensive income (loss), net of tax	4,822	(4,587)
Comprehensive income (loss)	$4,801	$(4,408)

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three Months Ended September 30, 2024 and 2023 (unaudited)

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2024	9,343,900	$93	$97,723	$(8,789)	$57,587	$(22,013)	$124,601
Net loss	—	—	—	—	(21)	—	(21)
Other comprehensive income	—	—	—	—	—	4,822	4,822
Restricted stock expense	—	—	298	—	—	—	298
Stock option expense	—	—	206	—	—	—	206
Stock purchased and retired	(125,441)	(1)	(1,501)	—	—	—	(1,502)
ESOP shares committed to be released	—	—	4	101	—	—	105
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(256)	—	(256)
Balance, September 30, 2024	9,218,459	$92	$96,730	$(8,688)	$57,310	$(17,191)	$128,253

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2023	12,452,921	$125	$134,387	$(9,194)	$58,805	$(23,378)	$160,745
Net income	—	—	—	—	179	—	179
Other comprehensive loss	—	—	—	—	—	(4,587)	(4,587)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(226)	—	(226)
Restricted stock expense	—	—	282	—	—	—	282
Stock option expense	—	—	195	—	—	—	195
Stock purchased and retired	(1,624,018)	(17)	(19,931)	—	—	—	(19,948)
ESOP shares committed to be released	—	—	1	101	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(348)	—	(348)
Balance, September 30, 2023	10,828,903	$108	$114,934	$(9,093)	$58,410	$(27,965)	$136,394

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Three Months Ended September 30, 2024 and 2023 (unaudited)

	Three Months Ended
	September 30,
	2024	2023

Cash flows from operating activities
Net (loss) income	$(21)	$179
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Recovery) provision for credit losses	(395)	5
Depreciation expense	172	197
Other accretion, net	(82)	(136)
Amortization of core deposit intangibles	33	41
Amortization of ESOP	105	102
Unrealized gain on equity securities	(79)	(73)
Earnings on bank-owned life insurance	(329)	(294)
Stock based compensation expense	504	477
Other, net	67	(96)
Net cash (used in) provided by operating activities	(25)	402
Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal paydowns	2,902	3,000
Securities held to maturity:
Maturities, calls and principal paydowns	6,234	2,153
Net decrease in loans receivable	8,920	5,405
Interest bearing time deposits:
Maturities and principal paydowns	—	500
Regulatory stock purchases	(978)	(2,109)
Regulatory stock redemptions	1,350	1,400
Purchases of premises and equipment, net	(26)	(48)
Net cash provided by investing activities	18,402	10,301
Cash flows from financing activities
Net decrease in deposits	(13)	(8,713)
Net (repayment) increase of short-term borrowed funds	(9,000)	17,000
Repurchase of common stock	(1,502)	(19,948)
Decrease in advances from borrowers for taxes and insurance	(1,294)	(1,520)
Cash dividends	(256)	(348)
Net cash used in financing activities	(12,065)	(13,529)
Net increase (decrease) in cash and cash equivalents	6,312	(2,826)
Cash and cash equivalents - beginning	20,198	20,793
Cash and cash equivalents - ending	$26,510	$17,967
Supplementary cash flows information
Interest paid	$4,117	$3,221
Income tax payments	—	205
Premises transferred to held for sale	—	1,237

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

Note 2 - Summary of Significant Accounting Policies

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of the Company at and for the year ended June 30, 2024.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At September 30, 2024, WPSLA held $232.3 million of the Bank’s $240.9 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.

Use of Estimates in the Preparation of Financial Statements

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules of the U.S. Securities and Exchange Commission for Quarterly Reports on Form 10-Q. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for credit losses, goodwill, and income taxes. Actual results could differ from those estimates and assumptions.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The sunset provision  included in Topic 848 was based on the expectations of when LIBOR would cease being published. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of LIBOR would be June 30, 2024, which is beyond the established sunset date of Topic 848. In December 2023, the FASB issued ASU 2023-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU provide temporary relief by deferring the sunset date provision included in Topic 848. The amendments in ASU 2023-06 defer the effective date for all entities upon issuance through December 31, 2024. These updates are not expected to have a significant impact on the Company’s financial statements.

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

The Company has elected to exclude $2.0 million of accrued interest receivable as of September 30, 2024 from the measurement of its ACL.  When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.  Accrued interest on loans is reported in the accrued interest receivable and other assets line on the consolidated statements of financial condition.

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

Accrued interest receivable on held to maturity debt securities totaled $116 thousand as of September 30, 2024 and is included within accrued interest receivable and other assets on the Company’s Consolidated Statements of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, held to maturity debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

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

Accrued interest receivable on available for sale debt securities totaled $756 thousand as of September 30, 2024 and is included within accrued interest receivable and other assets on the Company’s Consolidated Statements of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, available for sale debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three months ended September 30, 2024 and 2023. Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net loss of $21 thousand and the net income of $179 thousand for the three months ended September 30, 2024 and 2023, respectively, were used as the numerators. See Note 11 to these consolidated financial statements for further discussion of stock grants.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended
	September 30,
(Dollars in thousands, except share and per share amounts)	2024	2023
Basic and diluted (loss) earnings per share:
Net (loss) income	$(21)	$179

Basic average common shares outstanding	8,205,411	10,600,522
Effect of dilutive securities	27,530	20,081
Dilutive average shares outstanding	8,232,941	10,620,603
(Loss) earnings per share:
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$0.02

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were 1,264,000 and 1,197,640 stock options that were anti-dilutive for the three months ended September 30, 2024 and 2023, respectively.

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of accumulated other comprehensive loss (“AOCL”) for the three months ended September 30, 2024 and 2023.

(Dollars in thousands)
	Unrealized Losses on Securities
	Available for Sale
Accumulated Other Comprehensive Loss (1)	2024	2023
Balance at June 30,	$(22,013)	$(23,378)
Other comprehensive gain (loss) before reclassifications	4,822	(4,587)
Amounts reclassified from accumulated other comprehensive loss	—	—
Period change	4,822	(4,587)
Balance at September 30,	$(17,191)	$(27,965)

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 23% for both 2024 and 2023.

There were no reclassifications out of AOCL during the three months ended September 30, 2024 and 2023.

Note 5 – Investment Securities

Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of investments in debt securities are as follows:

	September 30, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
(Dollars in thousands)	Cost	Gains	Losses	Losses	Value
Available For Sale:
Mortgage-backed securities	$109,725	$37	$(13,192)	$—	$96,570
U.S. agency collateralized mortgage obligations	8,810	—	(1,458)	—	7,352
U.S. government agency securities	682	1	(73)	—	610
Municipal bonds	19,979	—	(4,137)	—	15,842
Corporate bonds	37,200	—	(3,533)	—	33,667
Total Available For Sale	$176,396	$38	$(22,393)	$—	$154,041

	September 30, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for Credit
(Dollars in thousands)	Cost	Gains	Losses	Value	Losses
Held To Maturity:
Mortgage-backed securities	$85,791	$—	$(13,447)	$72,344	$—
U.S. government agency securities	996	—	—	996	—
Municipal bonds	48	—	—	48	—
Total Held To Maturity	$86,835	$—	$(13,447)	$73,388	$—

	June 30, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
(Dollars in thousands)	Cost	Gains	Losses	Losses	Value
Available For Sale:
Mortgage-backed securities	$112,439	$20	$(17,334)	$—	$95,125
U.S. agency collateralized mortgage obligations	8,937	—	(1,737)	—	7,200
U.S. government agency securities	769	1	(77)	—	693
Municipal bonds	19,999	—	(5,030)	—	14,969
Corporate bonds	37,200	—	(4,432)	—	32,768
Total Available For Sale	$179,344	$21	$(28,610)	$—	$150,755

	June 30, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for Credit
(Dollars in thousands)	Cost	Gains	Losses	Value	Losses
Held To Maturity:
Mortgage-backed securities	$87,526	$—	$(16,216)	$71,310	$—
U.S. government agency securities	5,482	—	(13)	5,469	—
Municipal bonds	48	—	—	48	—
Total Held To Maturity	$93,056	$—	$(16,229)	$76,827	$—

The Company did not sell any investment securities during the three months ended September 30, 2024 and 2023.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	September 30, 2024
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$1	$1	$1,044	$1,044
Due after one year through five years	—	—	—	—
Due after five years through ten years	42,363	38,045	—	—
Due after ten years	134,032	115,995	85,791	72,344
	$176,396	$154,041	$86,835	$73,388

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and June 30, 2024:

	September 30, 2024
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$—	$—	$95,542	$(13,192)	$95,542	$(13,192)
U.S. agency collateralized mortgage obligations	—	—	7,352	(1,458)	7,352	(1,458)
U.S. government agency securities	—	—	551	(73)	551	(73)
Municipal bonds	—	—	15,842	(4,137)	15,842	(4,137)
Corporate bonds	—	—	33,667	(3,533)	33,667	(3,533)
	—	—	152,954	(22,393)	152,954	(22,393)
Held To Maturity:
Mortgage-backed securities	—	—	72,344	(13,447)	72,344	(13,447)
	—	—	72,344	(13,447)	72,344	(13,447)
	$—	$—	$225,298	$(35,840)	$225,298	$(35,840)

	June 30, 2024
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$—	$—	$94,110	$(17,334)	$94,110	$(17,334)
U.S. agency collateralized mortgage obligations	—	—	7,200	(1,737)	7,200	(1,737)
U.S. government agency securities	—	—	556	(77)	556	(77)
Municipal bonds	—	—	14,969	(5,030)	14,969	(5,030)
Corporate bonds	—	—	32,768	(4,432)	32,768	(4,432)
	—	—	149,603	(28,610)	149,603	(28,610)
Held To Maturity:
Mortgage-backed securities	—	—	71,310	(16,216)	71,310	(16,216)
U.S. government agency securities	982	(1)	4,487	(12)	5,469	(13)
	982	(1)	75,797	(16,228)	76,779	(16,229)
	$982	$(1)	$225,400	$(44,838)	$226,382	$(44,839)

At September 30, 2024, the Company did not have any securities in the less than 12 months loss position and 122 securities in the 12 months or greater loss position.  At June 30, 2024, the Company had one security in the less than 12 months loss position and 124 securities in the 12 months or greater loss position. The unrealized loss on securities is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider the unrealized losses to be credit losses at September 30, 2024 and June 30,  2024.  The Company did not recognize any credit losses on these securities for the three months ended September 30, 2024 and 2023.

At September 30, 2024 and June 30, 2024, $2.7 million and $2.6 million, respectively, in the carrying value of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $2.1 million as of September 30, 2024 and $2.0 million as of June 30, 2024.  During the three months ended September 30, 2024 and 2023, the Company recorded $79 thousand and $73 thousand of unrealized gains, respectively, which were recorded in Unrealized gain on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans, net of deferred loan fees (costs) of $493 thousand and $545 thousand at September 30, 2024 and June 30, 2024, respectively, are summarized as follows:

	September 30,		June 30,
	2024		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$126,419	27.20%	$127,911	27.00%
Home equity and HELOCs	29,538	6.36	30,767	6.50
Construction -residential	9,829	2.11	8,802	1.86
Commercial real estate:
1 - 4 family investor	89,424	19.24	92,284	19.49
Multi-family (five or more)	15,955	3.43	15,619	3.30
Commercial non-residential	154,612	33.27	158,481	33.46
Construction and land	20,873	4.49	22,687	4.79
Commercial	16,245	3.50	15,090	3.19
Consumer loans	1,836	0.40	1,920	0.41
Total Loans	464,731	100.00%	473,561	100.00%

Allowance for credit losses	(2,522)		(2,989)
Net Loans	$462,209		$470,572

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $10.7 million and $11.2 million at September 30, 2024 and June 30, 2024, respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

Allowance for Credit Losses. The following tables set forth the allocation of the Bank’s allowance for credit losses by loan category at the dates indicated. The portion of the credit loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total credit loss allowance is a valuation allocation applicable to the entire loan portfolio. The Company generally charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due and all loans rated substandard or worse that are 90 days past due.

The following table presents, by loan portfolio segment, the changes in the allowance for credit losses for the three months ended September 30, 2024 and 2023:

September 30, 2024	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$325	$100	$31	$268	$32	$1,533	$147	$304	$249	$2,989
Charge-offs	—	—	—	—	—	—	—	—	(18)	(18)
Recoveries	—	—	—	—	—	—	—	—	1	1
Provision (recovery)	(4)	(3)	11	(85)	1	(379)	(22)	23	8	(450)
Ending Balance	$321	$97	$42	$183	$33	$1,154	$125	$327	$240	$2,522

September 30, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313
Impact of adopting ASU 2016-13	(67)	19	(174)	(241)	(30)	379	(93)	254	196	243
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	26	26
Provision (recovery)	(12)	(1)	(1)	(3)	(6)	(32)	45	4	11	5
Ending Balance	$407	$131	$39	$325	$53	$1,767	$233	$340	$292	$3,587

During the three months ended September 30, 2024, the changes in the provision for credit losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment. The overall decrease in the allowance during the three months ended September 30, 2024 can be primarily attributed to a decrease in delinquent 1-4 family investor loans and commercial non-residential loans, as well as consistently low levels of net charge-offs, strong asset quality metrics and continued conservative lending practices.

During the three months ended September 30, 2023, and exclusive of the impact of the adoption of ASU 2016-13, the changes in the provision for credit losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment. Specifically, we experienced significant growth in our commercial construction and land portfolio during the three months ended September 30, 2023 and a corresponding increase in the provision for credit losses for this portfolio. The overall increase in the allowance during the three months ended September 30, 2023 can be primarily attributed to the previously mentioned growth in our commercial construction and land portfolio, partially offset by improved asset quality metrics with continued low levels of net charge-offs and a decrease in non-performing assets.

Under the provisions of ASU 326, loans evaluated individually for impairment consist of non-accrual loans.  The following table presents the allowance for credit losses and recorded investment by loan portfolio classification at September 30, 2024 and June 30, 2024:

September 30, 2024	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	321	97	42	183	33	1,154	125	327	240	2,522
Total allowance	$321	$97	$42	$183	$33	$1,154	$125	$327	$240	$2,522

Loans receivable ending balance:
Individually evaluated for impairment	$1,090	$420	$—	$976	$182	$334	$—	$—	$106	$3,108
Collectively evaluated for impairment	125,329	29,118	9,829	88,448	15,773	154,278	20,873	16,245	1,730	461,623
Total portfolio	$126,419	$29,538	$9,829	$89,424	$15,955	$154,612	$20,873	$16,245	$1,836	$464,731

June 30, 2024	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	325	100	31	268	32	1,533	147	304	249	2,989
Total allowance	$325	$100	$31	$268	$32	$1,533	$147	$304	$249	$2,989

Loans receivable ending balance:
Individually evaluated for impairment	$1,221	$426	$—	$1,007	$194	$337	$—	$—	$126	$3,311
Collectively evaluated for impairment	126,690	30,341	8,802	91,277	15,425	158,144	22,687	15,090	1,794	470,250
Total portfolio	$127,911	$30,767	$8,802	$92,284	$15,619	$158,481	$22,687	$15,090	$1,920	$473,561

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2024 and June 30, 2024 that management uses to monitor the credit quality of the overall loan portfolio. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. All loans greater than 90 days past due are considered Substandard.  The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at September 30, 2024 and June 30, 2024:

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
1 - 4 family investor
Pass	$421	$3,826	$9,800	$7,056	$16,926	$46,412	$2,446	$701	$87,588
Special Mention	—	—	—	—	—	860	—	—	860
Substandard	—	—	907	—	—	69	—	—	976
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1 - 4 family investor	$421	$3,826	$10,707	$7,056	$16,926	$47,341	$2,446	$701	$89,424
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family (five or more)
Pass	$487	$330	$1,298	$1,297	$4,062	$8,299	$—	$—	$15,773
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	182	—	—	182
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Multi-family	$487	$330	$1,298	$1,297	$4,062	$8,481	$—	$—	$15,955
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-residential
Pass	$349	$11,960	$18,643	$59,430	$29,773	$34,034	$—	$89	$154,278
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	319	15	—	—	334
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial non-residential	$349	$11,960	$18,643	$59,430	$30,092	$34,049	$—	$89	$154,612
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$—	$5,040	$3,321	$10,488	$—	$2,024	$—	$—	$20,873
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Construction and land	$—	$5,040	$3,321	$10,488	$—	$2,024	$—	$—	$20,873
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$—	$863	$7,853	$7,099	$—	$430	$—	$—	$16,245
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial	$—	$863	$7,853	$7,099	$—	$430	$—	$—	$16,245
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1 - 4 family investor
Pass	$3,852	$10,948	$6,228	$17,462	$11,855	$36,635	$2,702	$706	$90,388
Special Mention	—	—	—	—	—	889	—	—	889
Substandard	—	—	930	—	—	77	—	—	1,007
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1 - 4 family investor	$3,852	$10,948	$7,158	$17,462	$11,855	$37,601	$2,702	$706	$92,284
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family (five or more)
Pass	$331	$1,307	$1,310	$4,072	$5,508	$2,897	$—	$—	$15,425
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	194	—	—	194
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Multi-family	$331	$1,307	$1,310	$4,072	$5,508	$3,091	$—	$—	$15,619
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-residential
Pass	$11,970	$20,964	$59,973	$30,013	$15,668	$19,465	$—	$91	$158,144
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	319	—	18	—	—	337
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial non-residential	$11,970	$20,964	$59,973	$30,332	$15,668	$19,483	$—	$91	$158,481
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$4,341	$5,797	$10,501	$—	$—	$2,048	$—	$—	$22,687
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Construction and land	$4,341	$5,797	$10,501	$—	$—	$2,048	$—	$—	$22,687
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$593	$6,914	$7,367	$—	$14	$202	$—	$—	$15,090
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial	$593	$6,914	$7,367	$—	$14	$202	$—	$—	$15,090
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The Company monitors the credit risk profile by payment activity for residential and consumer loans.  Generally, residential and consumer loans on nonaccrual status and 90 or more days past due and accruing are considered non-performing and are reviewed monthly.  The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at September 30, 2024 and June 30, 2024:

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
1 - 4 family residential
Performing	$2,919	$11,926	$7,648	$13,117	$14,778	$74,941	$—	$—	$125,329
Non-performing	—	—	—	—	—	1,090	—	—	1,090
Total 1 - 4 family residential	$2,919	$11,926	$7,648	$13,117	$14,778	$76,031	$—	$—	$126,419
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity & HELOCs
Performing	$481	$1,662	$2,106	$459	$810	$4,815	$17,530	$1,255	$29,118
Non-performing	—	—	—	—	—	2	13	405	420
Total Home equity & HELOCs	$481	$1,662	$2,106	$459	$810	$4,817	$17,543	$1,660	$29,538
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction residential
Performing	$836	$6,061	$2,149	$—	$783	$—	$—	$—	$9,829
Non-performing	—	—	—	—	—	—	—	—	—
Total construction residential	$836	$6,061	$2,149	$—	$783	$—	$—	$—	$9,829
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$116	$—	$30	$—	$1,078	$—	$506	$1,730
Non-performing	—	—	—	—	—	106	—	—	106
Total Consumer	$—	$116	$—	$30	$—	$1,184	$—	$506	$1,836
Current period gross charge-offs	$—	$—	$—	$—	$—	$18	$—	$—	$18

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1 - 4 family residential
Performing	$11,987	$7,765	$13,307	$15,162	$8,412	$70,057	$—	$—	$126,690
Non-performing	—	—	—	—	—	1,221	—	—	1,221
Total 1 - 4 family residential	$11,987	$7,765	$13,307	$15,162	$8,412	$71,278	$—	$—	$127,911
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity & HELOCs
Performing	$1,685	$2,164	$474	$859	$576	$4,595	$18,333	$1,655	$30,341
Non-performing	—	—	—	—	—	—	381	45	426
Total Home equity & HELOCs	$1,685	$2,164	$474	$859	$576	$4,595	$18,714	$1,700	$30,767
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction residential
Performing	$5,180	$2,510	$105	$1,007	$—	$—	$—	$—	$8,802
Non-performing	—	—	—	—	—	—	—	—	—
Total construction residential	$5,180	$2,510	$105	$1,007	$—	$—	$—	$—	$8,802
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$123	$116	$45	$—	$3	$1,507	$—	$—	$1,794
Non-performing	—	—	—	—	—	126	—	—	126
Total Consumer	$123	$116	$45	$—	$3	$1,633	$—	$—	$1,920
Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13

Loan Delinquencies and Non-accrual Loans

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a recorded payment is past due. The following are tables which include an aging analysis of the recorded investment of past due loans as of September 30, 2024 and June 30, 2024.  All non-accrual loans included in the tables below do not have an associated allowance for credit losses because any impairment is charged-off at the time the loan moves to non-accrual status.  As of September 30, 2024, $3.0 million of the non-accrual loans included in the table below are secured by real estate and $106 thousand are unsecured.

	Aged Analysis of Past Due and Non-accrual Loans
	As of September 30, 2024
							Recorded	Recorded
							Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$—	$202	$503	$705	$125,714	$126,419	$—	$1,090
Home equity and HELOCs	83	—	2	85	29,453	29,538	—	420
Construction - residential	—	—	—	—	9,829	9,829	—	—
Commercial real estate:
1 - 4 family investor	—	—	—	—	89,424	89,424	—	976
Multi-family	—	—	—	—	15,955	15,955	—	182
Commercial non-residential	—	—	334	334	154,278	154,612	—	334
Construction and land	—	—	—	—	20,873	20,873	—	—
Commercial	—	—	—	—	16,245	16,245	—	—
Consumer	13	—	—	13	1,823	1,836	—	106
Total	$96	$202	$839	$1,137	$463,594	$464,731	$—	$3,108

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2024
							Recorded	Recorded
							Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$153	$539	$162	$854	$127,057	$127,911	$—	$1,221
Home equity and HELOCs	49	—	—	49	30,718	30,767	—	426
Construction - residential	—	—	—	—	8,802	8,802	—	—
Commercial real estate:
1 - 4 family investor	85	930	—	1,015	91,269	92,284	—	1,007
Multi-family	—	—	—	—	15,619	15,619	—	194
Commercial non-residential	60	—	337	397	158,084	158,481	—	337
Construction and land	—	—	—	—	22,687	22,687	—	—
Commercial	—	—	—	—	15,090	15,090	—	—
Consumer	—	—	18	18	1,902	1,920	—	126
Total	$347	$1,469	$517	$2,333	$471,228	$473,561	$—	$3,311

Interest income on non-accrual loans that would have been recorded if these loans had performed in accordance with their terms was approximately $53 thousand and $49 thousand during the three months ended September 30, 2024 and 2023, respectively.

Concentration of Credit Risk

The Company’s primary business activity as of September 30, 2024 was with customers throughout the Delaware Valley through twelve full-service branch offices located in Bucks and Philadelphia Counties in Pennsylvania, as well as Burlington, Camden, and Mercer Counties in New Jersey.  Accordingly, the Company has extended credit primarily to residential borrowers and commercial entities in this area whose ability to repay their loans is influenced by the region’s economy.

As of September 30, 2024, the Company considered its concentration of credit risk to be acceptable.  As of September 30, 2024, commercial real estate loans secured by retail space totaled approximately $61.5 million, or 13.2% of total loans, and were comprised of $50.5 million of non-owner-occupied properties and $11.0 million of owner-occupied properties.  The Company’s non-owner occupied commercial real estate loans that are secured by retail space have high occupancy rates with longstanding tenants.

Loans with Modified Terms to Borrowers Experiencing Financial Difficulty

During the three months ended September 30, 2024 and 2023, there were no loans modified to borrowers experiencing financial difficulty.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of September 30, 2024 and June 30, 2024:

	September 30,	June 30,
(Dollars in thousands)	2024	2024
Land	$1,441	$1,441
Office buildings and improvements	7,950	7,921
Furniture, fixtures and equipment	2,291	2,293
Automobiles	58	58
	11,740	11,713

Accumulated depreciation	(4,699)	(4,527)
	$7,041	$7,186

Depreciation expense amounted to $172 thousand and $197 thousand for the three months ended September 30, 2024 and 2023, respectively,

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the 2018 acquisition of Audubon Savings Bank. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the 2020 acquisitions of Fidelity Savings and Loan Association of Bucks County (“Fidelity”) and Washington Savings Bank (“Washington”), respectively. As of September 30, 2024 and June 30, 2024, the other intangibles consisted of $323 thousand and $356 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2024, management included considerations of the current economic environment in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2024. During the three months ended September 30, 2024, management considered the current economic environment in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three months ended September 30, 2024.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2024	$4,858	$356
Adjustments:
Additions	—	—
Amortization	—	(33)
Balance, September 30, 2024	$4,858	$323

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2023	$4,858	$519
Adjustments:
Additions	—	—
Amortization	—	(41)
Balance, September 30, 2023	$4,858	$478

Aggregate amortization expense was $33 thousand and $41 thousand for the three months ended September 30, 2024 and 2023, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of September 30, 2024 and June 30, 2024:

Deposits consist of the following major classifications as of September 30, 2024 and June 30, 2024:

(Dollars in thousands)	September 30, 2024	June 30, 2024
Non-interest bearing checking	$66,235	$64,627
Interest bearing checking	126,894	132,927
Money market accounts	173,957	176,422
Savings and club accounts	78,859	82,173
Certificates of deposit	183,844	173,661
	$629,789	$629,810

Note 10 – Borrowings

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $283.6 million and $287.3 million at September 30, 2024 and June 30, 2024, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $410.7 million and $415.9 million of loans pledged as collateral as of September 30, 2024 and June 30, 2024, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $2.4 million and $2.8 million at September 30, 2024 and June 30, 2024, respectively.

Advances from the FHLB of Pittsburgh consisted of $39.0 million and $48.0 million of fixed rate short-term borrowings as of September 30, 2024 and June 30, 2024, respectively.

As of September 30, 2024 and June 30, 2024, the Bank had $8.7 million and $8.8 million of loans pledged as collateral to secure a $3.8 million and $3.6 million overnight line of credit from the Federal Reserve Bank, respectively.  There was no outstanding balance for the overnight line of credit from the Federal Reserve Bank as of September 30, 2024 and June 30, 2024. In addition, as of September 30, 2024 and June 30, 2024, the Bank had $10.0 million of available credit from Atlantic Community Bankers Bank to purchase federal funds.

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

Under the Plan, the Company has granted 505,600 shares of restricted stock, net of forfeitures, with a weighted average grant date fair value of $11.71 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the Plan vest in equal installments over a five year period. Compensation expense related to the restricted shares is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the restricted shares for the three months ended September 30, 2024 and 2023 was $298 thousand and $282 thousand, respectively. The expected future compensation expense related to the 313,989 non-vested restricted shares outstanding at September 30, 2024 was $3.2 million over a weighted average period of 2.77 years. The expected future compensation expense related to the 383,258 non-vested restricted shares outstanding at September 30, 2023 was $4.0 million over a weighted average period of 3.63 years.

The following is a summary of the Company's restricted stock activity during the three months ended September 30, 2024:

Weighted
	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2024	313,989	$11.73
Issued	—	—
Vested	—	—
Forfeited	—	—
Non-vested Restricted Stock Awards outstanding September 30, 2024	313,989	$11.73

The following is a summary of the Company's restricted stock activity during the three months ended September 30, 2023:

Weighted
	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2023	383,258	$11.66
Issued	—	—
Vested	—	—
Forfeited	—	—
Non-vested Restricted Stock Awards outstanding September 30, 2023	383,258	$11.66

Under the Plan, the Company granted 1,264,000 stock options, net of forfeitures, with a weighted average grant date fair value of $3.24 per share. Stock options granted under the Plan vest in equal installments over a five year period. Stock options were granted at a weighted average exercise price of $11.71, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was valued using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6.5 years, risk-free rate of return of 2.98%, volatility of 24.60%, and a dividend yield of 1.02%. Compensation expense recognized for the stock options for the three months ended September 30, 2024 and 2023 was $206 thousand and $195 thousand, respectively. The expected future compensation expense related to the 1,264,000 stock options outstanding at September 30, 2024 was $2.2 million over a weighted average period of 2.77 years. The expected future compensation expense related to the 1,197,640 stock options outstanding at September 30, 2023 was $2.8 million over a weighted average period of 3.63 years.

The following is a summary of the Company's stock option activity during the three months ended September 30, 2024:

Weighted
	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2024	1,264,000	$11.71
Granted	—	—
Exercised
Forfeited	—	—
Expired	—	—
Ending balance September 30, 2024	1,264,000	$11.71

The following is a summary of the Company's stock option activity during the three months ended September 30, 2023:

Weighted
	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2023	1,197,640	$11.66
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Ending balance September 30, 2023	1,197,640	$11.66

The weighted average remaining contractual term was approximately 7.72 years and the aggregate intrinsic value was $701 thousand for options outstanding as of September 30, 2024. As of September 30, 2024, exercisable options totaled 479,056 with a weighted average exercise of price of $11.66 per share, a weighted average remaining contractual term of approximately 7.63 years, and the aggregate intrinsic value was $280 thousand. The weighted average remaining contractual term was approximately 8.63 years and the aggregate intrinsic value was $976 thousand for options outstanding as of September 30, 2023. As of September 30, 2023, exercisable options totaled 239,528 with a weighted average exercise of price of $11.66 per share, a weighted average remaining contractual term of approximately 8.63 years, and the aggregate intrinsic value was $195 thousand.

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

A summary of the Company's loan commitments is as follows as of September 30, 2024 and June 30, 2024:

	September 30,	June 30,
(Dollars in thousands)	2024	2024
Commitments to extend credit	$35,919	$15,676
Unfunded commitments under lines of credit	61,571	65,705
Standby letters of credit	118	86

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

As of September 30, 2024 and June 30, 2024, the allowance for credit losses on unfunded lending commitments was $183 thousand and $128 thousand, respectively. The provision for credit losses on unfunded lending commitments recognized for three months ended September 30, 2024 was $55 thousand. The Company did not record a provision for credit losses on unfunded lending commitments for the three months ended September 30, 2023.

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

As of September 30, 2024 and June 30, 2024, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

			CBLR Framework
As of September 30, 2024	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$134,761	16.52%	$73,433	9.00%

			CBLR Framework
As of June 30, 2024	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$134,494	16.10%	$75,164	9.00%

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of September 30, 2024 and June 30, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$96,570	$—	$96,570
U.S. agency collateralized mortgage obligations	—	7,352	—	7,352
U.S. government agency securities	—	610	—	610
Municipal bonds	—	15,842	—	15,842
Corporate bonds	—	33,667	—	33,667
Equity securities	2,095	—	—	2,095
Total Assets	$2,095	$154,041	$—	$156,136

	June 30, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$95,125	$—	$95,125
U.S. agency collateralized mortgage obligations	—	7,200	—	7,200
U.S. government agency securities	—	693	—	693
Municipal bonds	—	14,969	—	14,969
Corporate bonds	—	32,768	—	32,768
Equity securities	2,016	—	—	2,016
Total Assets	$2,016	$150,755	$—	$152,771

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

Loans individually evaluated for impairment are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating the collateral for these loans is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of September 30, 2024 and June 30, 2024, the Company charged-off the collateral deficiency on loans evaluated individually for impairment. As a result, there were no specific reserves on loans evaluated individually for impairment as of September 30, 2024 and June 30, 2024.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of September 30, 2024 and June 30, 2024, there were no assets required to be measured and reported at fair value on a non-recurring basis.

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

	Fair Value Measurements at September 30, 2024
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$462,209	$440,819	$—	$—	$440,819
Securities held to maturity	86,835	73,388	—	73,388	—

Financial instruments - liabilities:
Certificates of deposit	183,844	182,347	—	—	182,347
Advances from Federal Home Loan Bank	39,000	39,000	—	—	39,000

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2024
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$470,572	$439,118	$—	$—	$439,118
Securities held to maturity	93,056	76,827	—	76,827	—

Financial instruments - liabilities:
Certificates of deposit	173,661	171,613	—	—	171,613
Advances from Federal Home Loan Bank	48,000	48,000	—	—	48,000

Off-balance sheet financial instruments	—	—	—	—	—

Note 15 – Subsequent Events

Quarterly Cash Dividend

On October 16, 2024, the Company declared a cash dividend of $0.03 per share, payable on November 7, 2024, to common shareholders of record at the close of business on October 28, 2024.

Agreement and Plan of Merger

On October 31, 2024, the Company and Mid Penn Bancorp, Inc. (“Mid Penn”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into Mid Penn with Mid Penn as the surviving corporation (the “Merger”). Immediately after the Merger, the Bank will merge with and into Mid Penn Bank, with Mid Penn Bank as the surviving bank. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Company common stock then issued and outstanding will be converted into the right to receive 0.426 shares of Mid Penn common stock, with cash to be paid in lieu of any fractional shares. Mid Penn will also assume all outstanding options to acquire shares of Company common stock pursuant to their terms. Consummation of the Merger is subject to the satisfaction of customary closing conditions, including receipt of necessary shareholder and regulatory approvals, and the parties currently expect the Merger to be completed in the second quarter of 2025.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in future allowance for credit losses, including changes required under relevant accounting and regulatory requirements; (vii) the ability to pay future dividends; (viii) changes in real estate market values in our market area; (ix) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (x) major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, the related disruption of any of these events to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (xi) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (xii) technological changes that may be more difficult or expensive than expected; (xiii) success or consummation of new business initiatives may be more difficult or expensive than expected; (xiv) our ability to successfully execute our business plan and strategies and integrate the business operations of acquired businesses into our business operations (xv) our ability to manage market risk, credit risk and operational risk in the current economic environment; (xvi) adverse changes in the securities markets; (xvii) the inability of third party service providers to perform; (xviii) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board; and (xix) the impact of failures or disruptions in or breaches of the Company’s operational or security systems, data or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns.

The following factors relating to the Merger and the Merger Agreement, among others, could also cause our financial performance to differ materially from that expressed in forward-looking statements: (i) the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement; (ii)  the ability to obtain regulatory approvals and satisfy other closing conditions to the Merger, including approval by shareholders of Mid Penn and the Company; (iii) the outcome of any legal proceedings that may be instituted against Mid Penn or the Company in connection with the Merger or the transactions contemplated by the Merger Agreement; (iv) the possibility that the Merger may be more expensive to complete than anticipated; (v) diversion of management’s attention from ongoing business operations and opportunities; and (vi) potential adverse reactions or changes to business or employee relationships resulting from the announcement or completion of the Merger.

Recent Developments

On October 31, 2024, the Company and Mid Penn entered into the Merger Agreement, pursuant to which the Company will merge with and into Mid Penn with Mid Penn as the surviving corporation. Immediately after the Merger, the Bank will merge with and into Mid Penn Bank, with Mid Penn Bank as the surviving bank. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Company common stock then issued and outstanding will be converted into the right to receive 0.426 shares of Mid Penn common stock, with cash to be paid in lieu of any fractional shares. Mid Penn will also assume all outstanding options to acquire shares of Company common stock pursuant to their terms. Consummation of the Merger is subject to the satisfaction of customary closing conditions, including receipt of necessary shareholder and regulatory approvals, and the parties currently expect the Merger to be completed in the second quarter of 2025.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the period ended September 30, 2024 discusses significant accounting policies, including the allowance for credit losses.  Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for credit losses.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $3.1 million as of September 30, 2024 in non-performing assets consisting of non-performing loans. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for credit losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at September 30, 2024. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three months ended September 30, 2024, management considered the then current economic environment in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three months ended September 30, 2024.

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

As of September 30, 2024, we had net deferred tax assets totaling $8.1 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at September 30, 2024 and June 30, 2024

Summary.  Total assets decreased $6.5 million, or 0.8%, to $812.2 million at September 30, 2024, from $818.7 million at June 30, 2024, primarily due to an $8.4 million decrease in net loans and a $2.9 million decrease in investments, partially offset by a $6.3 million increase in cash and cash equivalents.

Cash and cash equivalents increased $6.3 million, or 31.3%, to $26.5 million at September 30, 2024, from $20.2 million at June 30, 2024.  The increase in cash and cash equivalents was primarily due to $9.2 million of investment paydowns and an $8.4 million decrease in net loans, partially offset by a $9.0 million decrease in advances from the FHLB of Pittsburgh and the repurchase of $1.5 million of shares of stock under previously announced repurchase programs.

Investments.  Total investments decreased $2.9 million, or 1.2%, to $243.0 million at September 30, 2024, from $245.9 million at June 30, 2024.  The decrease in investments was primarily due to the maturity and principal paydowns of securities included in the available for sale and held to maturity portfolios, partially offset by a $6.3 million decrease in the gross unrealized loss on available for sale securities.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans.  Net loans decreased $8.4 million, or 1.8%, to $462.2 million at September 30, 2024, from $470.6 million at June 30, 2024.  The Company maintains conservative lending practices and credit pricing discipline, and is focused on lending to borrowers with high credit quality within its market footprint.

Deposits.  Deposits remained relatively consistent at $629.8 million at both September 30, 2024 and June 30, 2024.  During the quarter ended September 30, 2024, we experienced a $6.0 million decrease in interest bearing checking accounts, a $3.3 million decrease in savings accounts and a $2.5 million decrease in money market accounts, partially offset by a $10.2 million increase in time deposit accounts.

Borrowings.  Borrowings decreased $9.0 million, or 18.8%, to $39.0 million at September 30, 2024, from $48.0 million at June 30, 2024.

Stockholders’ Equity.  Stockholders’ equity increased $3.7 million, or 2.9%, to $128.3 million at September 30, 2024, from $124.6 million at June 30, 2024. The increase in stockholders’ equity was primarily due to a $4.8 million decrease in the accumulated other comprehensive loss component of equity related to the unrealized loss on available for sale securities.  This increase to stockholders’ equity was partially offset by the repurchase of 125,441 shares at a total cost of $1.5 million, or $11.83 per share, during the quarter ended September 30, 2024 under the Company’s previously announced stock repurchase programs, the payment of a $0.03 per share quarterly cash dividend in August 2024 totaling $256 thousand and a $21 thousand net loss recorded during the quarter ended September 30, 2024.

Book value per share measured $13.91 as of September 30, 2024 compared to $13.33 as of June 30, 2024, and tangible book value per share measured $13.35 as of September 30, 2024 compared to $12.78 as of June 30, 2024.  Tangible book value per share is a non-GAAP financial measure that excludes goodwill and other intangible assets. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of tangible book value per share to book value per share.

As previously announced, the Company’s Board of Directors had authorized seven stock repurchase programs to acquire up to 6,433,769 shares of the Company’s outstanding shares. As of September 30, 2024, the Company had repurchased a total of 6,423,527 shares under these repurchase programs at a total cost of $75.2 million, or $11.70 per share.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended September 30,
			Change Fiscal 2024/2023
(Dollars in thousands)	2024	2023	$	%
Net interest income	$4,141	$4,744	$(603)	(12.71)%
(Recovery) provision for credit losses	(395)	5	(400)	(8,000.00)
Non-interest income	650	650	—	—
Non-interest expenses	5,323	5,225	98	1.88
Income tax benefit	(116)	(15)	(101)	673.33
Net (loss) income	$(21)	$179	$(200)	(111.73)

(Loss) return on average assets (annualized)	(0.01)%	0.09%
Core (loss) return on average assets(1) (non-GAAP) (annualized)	(0.04)	0.06
(Loss) return on average equity (annualized)	(0.07)	0.47
Core (loss) return on average equity(1) (non-GAAP) (annualized)	(0.26)	0.32
(1)	Core return on average assets and core return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core return on average assets to return on average assets and core return on average equity to return on average equity.

General

The Company recorded a $21 thousand net loss, or $(0.00) per basic and diluted share, for the three months ended September 30, 2024, compared to net income of $179 thousand, or $0.02 per basic and diluted share, for the three months ended September 30, 2023.  The Company recorded a core net loss of $82 thousand, or $(0.01) per basic and diluted share, for the three months ended September 30, 2024, compared to core net income of $123 thousand, or $0.01 per basic share and $0.03 per diluted share, for the three months ended September 30, 2023.  Core net income is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net income to net income.

Net Interest Income

For the three months ended September 30, 2024, net interest income was $4.1 million, a decrease of $603 thousand, or 12.7%, from the three months ended September 30, 2023.  The decrease in net interest income was primarily due to an increase in interest expense on deposits, partially offset by an increase in interest income on loans. The net interest margin measured 2.29% for the three months ended September 30, 2024, compared to 2.52% for the three months ended September 30, 2023.  The decrease in the net interest margin during the three months ended September 30, 2024, compared to the same period in 2023 was primarily due to an increase in interest rates during the period that caused an increase in the cost of deposits and borrowings that exceeded the increase in interest income on loans.

Provision for Credit Losses

During the three months ended September 30, 2024, we recorded a $395 thousand recovery for credit losses primarily due to a decrease in delinquent loans, as well as consistently low levels of net charge-offs, strong asset quality metrics and continued conservative lending practices.  During the three months ended September 30, 2023, we recorded a $5 thousand provision for credit losses primarily due to an increase in our commercial construction and land loans.  Our allowance for credit losses totaled $2.5 million, or 0.54% of total loans, as of September 30, 2024, compared to $3.0 million, or 0.63% of total loans, as of June 30, 2024.  Our total credit losses coverage ratio, including $2.1 million of fair value marks on acquired loans and the $2.5 million allowance for credit losses, was 0.99% as of September 30, 2024 compared to 1.08% as of June 30, 2024, including $2.2 million of fair value marks on acquired loans and the $3.0 million allowance for credit losses.  Based on a review of the loans that were in the loan portfolio at September 30, 2024, management believes that the allowance is maintained at a level that represents its best estimate of lifetime credit losses. Total credit losses coverage ratio is a non-GAAP financial measure that includes the fair value mark on acquired loans.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of total credit losses coverage ratio to allowance for credit losses coverage ratio.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Service fees	$211	$215
Earnings on bank-owned life insurance	329	294
Unrealized gain on equity securities	79	73
Other	31	68
Total	$650	$650

For the three months ended September 30, 2024 and 2023, non-interest income totaled $650 thousand, respectively.  Earnings on bank-owned life insurance increased $35 thousand during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.  This increase to non-interest income was offset by a decrease in other non-interest income.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Salaries and employee benefits	$2,959	$2,935
Occupancy and equipment	706	760
Data processing	506	494
Professional fees	328	210
Amortization of intangible assets	33	41
Other	791	785
Total	$5,323	$5,225

For the three months ended September 30, 2024, non-interest expense totaled $5.3 million, an increase of $98 thousand, or 1.9%, from the three months ended September 30, 2023.  The increase in non-interest expense was primarily due to a $118 thousand increase in professional fees primarily due to an increase in legal fees.

Income Taxes

For the three months ended September 30, 2024, the Company recorded a $116 thousand income tax benefit, reflecting an effective tax rate of (84.7)%, compared to an income tax benefit of $15 thousand, reflecting an effective tax rate of (9.1)%, for the same period in 2023.  The income tax benefit recorded during these periods was primarily due to the $329 thousand and $294 thousand of federal tax-exempt income recorded on bank-owned life insurance recorded during the three months ended September 30, 2024 and 2023, respectively.

Asset Quality

Asset quality metrics remain strong with non-performing assets to total assets decreasing to 0.38% as of September 30, 2024 from 0.40% as of June 30, 2024.  Total nonperforming loans consisted of 28 loans to 25 unrelated borrowers at September 30, 2024, as compared to 30 loans to 27 unrelated borrowers at June 30, 2024.  Interest income related to non-performing loans would have been approximately $53 thousand during the three months ended September 30, 2024 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no loans modified to borrowers experiencing financial difficulty during the three months ended September 30, 2024.

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

	Three Months Ended September 30,
	2024			2023
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$467,047	$6,528	5.59%	$478,966	$6,139	5.13%
Investment securities(2)	244,141	1,549	2.54	263,624	1,711	2.60
Other interest-earning assets	11,471	171	5.96	11,387	161	5.66
Total interest-earning assets	722,659	8,248	4.57	753,977	8,011	4.25
Non-interest-earning assets	81,204			82,117
Total assets	$803,863			$836,094
Interest-bearing liabilities:
Interest-bearing checking accounts	$127,694	456	1.43%	$120,997	304	1.00%
Money market deposit accounts	174,752	1,390	3.18	200,726	1,426	2.84
Savings and club accounts	80,016	11	0.05	87,842	19	0.09
Certificates of deposit	177,947	1,634	3.67	161,825	981	2.42
Total interest-bearing deposits	560,409	3,491	2.49	571,390	2,730	1.91
FHLB advances and other borrowings	43,065	616	5.72	37,826	537	5.68
Total interest-bearing liabilities	603,474	4,107	2.72	609,216	3,267	2.15
Non-interest-bearing liabilities:
Non-interest-bearing deposits	58,324			57,049
Other non-interest-bearing liabilities	16,396			17,855
Total liabilities	678,194			684,120
Total stockholders' equity	125,669			151,974
Total liabilities and equity	$803,863			$836,094
Net interest income		$4,141			$4,744
Interest rate spread(3)		1.84%			2.10%
Net interest-earning assets(4)	$119,185			$144,761
Net interest margin(5)		2.29%			2.52%
Ratio of interest-earning assets to interest-bearing liabilities	119.75%			123.76%

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

	Three Months Ended September 30, 2024
	Compared to
	Three Months Ended September 30, 2023
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Loans	$(875)	$1,264	$389
Investment securities	(124)	(38)	(162)
Other interest-earning assets	1	9	10
Total interest-earning assets	(998)	1,235	237
Interest expense:
Interest-bearing checking accounts	18	134	152
Money market deposit accounts	(728)	692	(36)
Savings and club accounts	(2)	(6)	(8)
Certificates of deposit	106	547	653
Total interest-bearing deposits	(606)	1,367	761
FHLB advances and other borrowings	75	4	79
Total interest-bearing liabilities	(531)	1,371	840
Net change in net interest income	$(467)	$(136)	$(603)

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

(Dollars in thousands, except share and per share data)
	As of September 30,	As of June 30,
Calculation of Tangible Book Value per Share:	2024	2024
Total stockholders' equity	$128,253	$124,601
Less: goodwill and other intangible assets	5,181	5,214
Total tangible equity (non-GAAP)	123,072	119,387

Total common shares outstanding	9,218,459	9,343,900

Book value per share (GAAP)	$13.91	$13.33
Tangible book value per share (non-GAAP)	$13.35	$12.78

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

	As of September 30,	As of June 30,
Calculation of the total credit losses coverage ratio:	2024	2024
Allowance for credit losses	$2,522	$2,989
Purchase accounting fair value mark	2,112	2,171
Total credit losses coverage	$4,634	$5,160
Gross loans receivable	$464,731	$473,561
Gross loans receivable, excluding purchase accounting fair value mark	$466,843	$475,732

Allowance for credit losses to total loans (GAAP)	0.54%	0.63%
Total credit losses coverage to total loans (non-GAAP)	0.99%	1.08%

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

	For the Three Months Ended September 30,
	2024	2023
Calculation of core net (loss) income:
Net (loss) income (GAAP)	$(21)	$179
Less pre-tax adjustments:
Unrealized gain on equity securities	(79)	(73)
Tax impact of pre-tax adjustments	18	17
Core net (loss) income (non-GAAP)	$(82)	$123

Calculation of core basic (loss) earnings per share:
Basic (loss) earnings per share (GAAP)	$(0.00)	$0.02
Less pre-tax adjustments:
Unrealized gain on equity securities	(0.01)	(0.01)
Tax impact of pre-tax adjustments	—	—
Core basic (loss) earnings per share (non-GAAP)	$(0.01)	$0.01

Calculation of core diluted (loss) earnings per share:
Diluted (loss) earnings per share (GAAP)	$(0.00)	$0.02
Less pre-tax adjustments:
Unrealized gain on equity securities	(0.01)	(0.01)
Tax impact of pre-tax adjustments	—	—
Core diluted (loss) earnings per share (non-GAAP)	$(0.01)	$0.01

Calculation of core (loss) return on average assets:
(Loss) return on average assets (GAAP)	(0.01)%	0.09%
Less pre-tax adjustments:
Unrealized gain on equity securities	(0.04)	(0.04)
Tax impact of pre-tax adjustments	0.01	0.01
Core (loss) return on average assets (non-GAAP)	(0.04)%	0.06%
Average assets	$803,863	$836,094

Calculation of core (loss) return on average equity:
(Loss) return on average equity (GAAP)	(0.07)%	0.47%
Less pre-tax adjustments:
Unrealized gain on equity securities	(0.25)	(0.19)
Tax impact of pre-tax adjustments	0.06	0.04
Core (loss) return on average equity (non-GAAP)	(0.26)%	0.32%
Average equity	$125,669	$151,974

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 39.5% as of September 30, 2024 compared to 38.5% as of June 30, 2024. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and total borrowings. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances and with the Federal Reserve Bank to provide an overnight line of credit. We also have available credit from the Atlantic Community Bankers Bank to purchase federal funds.  As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. We had an available borrowing limit of $283.6 million with the FHLB of Pittsburgh at September 30, 2024. There were $39.0 million of FHLB of Pittsburgh advances outstanding at September 30, 2024.

At September 30, 2024, we had outstanding commitments to originate loans of $35.9 million, unfunded commitments under lines of credit of $61.6 million and $118 thousand of standby letters of credit. At September 30, 2024, certificates of deposit scheduled to mature in less than one year totaled $166.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at September 30, 2024 indicates a level of risk within the parameters of our model. Our management believes that the September 30, 2024 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at September 30, 2024. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of September 30, 2024, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month	Net Portfolio
	Net Interest Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(14.33)%	$140,414	(2.37)%
+100	(7.09)	142,245	(1.10)
0	—	143,825	—
-100	4.21	144,125	0.21
-200	8.53	144,025	0.14

As of September 30, 2024, based on the scenarios above, net interest income would decrease by approximately 7.09% to 14.33%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would increase by approximately 4.21% to 8.53% in a declining interest rate environment.

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

During the quarter ended September 30, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission on September 5, 2024 (the “Form 10-K”).  Except as set forth below, as of September 30, 2024, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Failure to complete the Merger could negatively affect our market price, future business and financial results.

Although we anticipate closing the Merger in the second quarter of 2025, we cannot guarantee when, or whether, the Merger will be completed. If the Merger is not completed for any reason, we will be subject to a number of material risks, including the following: (i) costs related to the Merger, such as legal, accounting and financial advisory fees, and, in specific circumstances, additional reimbursement and termination fees, must be paid even if the Merger is not completed; (ii) declines in our market price to the extent that the current market price of our common stock already reflects a market assumption that the Merger will be completed; (iii) the diversion of management’s attention from the day-to-day business operations and the potential disruption to each company’s employees and business relationships during the period before the completion of the Merger may make it difficult to regain financial and market positions if the Merger does not occur; and (iv) becoming subject to litigation related to any failure to complete the Merger.

Regulatory waivers and approvals may not be received or may be received and subsequently expire, be revoked or be amended to impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated in the Merger Agreement, including the Merger, may be completed, various waivers, approvals or consents must be obtained from various bank regulatory and other authorities, including the Board of Governors of the Federal Reserve System, the FDIC, and the Pennsylvania Department of Banking and Securities. In determining whether to grant these approvals, regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in any party’s regulatory standing or any other factors considered by regulators in granting such approvals; governmental, political, or community group inquiries, investigations or opposition; or changes in legislation or the political or regulatory environment generally, including as a result of changes of the U.S. executive administration, or Congressional leadership and regulatory agency leadership.

Even if the approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions or that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reduce the anticipated benefits of the Merger if the Merger were completed successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, limitations, obligations, or restrictions will not result in the delay or abandonment of the Merger. The completion of the Merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any materially burdensome regulatory condition and the expiration of all statutory waiting periods. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions, or decrees issued by any court or any governmental entity of competent jurisdiction that would prevent, prohibit, or make illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement.

Despite the parties’ expected commitment to use their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the Merger Agreement, neither party is required under the terms of the Merger Agreement to take any action, commit to take any action, or agree to any condition or restriction in connection with obtaining these approvals, that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the proposed Merger.

Further, such approvals are subject to expiration if the transaction is not consummated within the time period provided in the approval.

Combining Mid Penn and William Penn may be more difficult, costly or time consuming than expected, and Mid Penn may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, the ability of Mid Penn to integrate the Company into its business in a manner that facilitates growth opportunities and achieves the anticipated benefits of the Merger.  If Mid Penn is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost and savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses.

Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the Merger.

Neither the Company nor Mid Penn is currently able to predict the outcome of any suit arising out of or relating to the Merger that may be filed in the future. If any letters or complaints are filed, absent allegations that are material, the Company and Mid Penn will not necessarily announce such filings.  The Company and Mid Penn could be subject to demands or litigation related to the Merger, whether or not the Merger is consummated. Such actions may create additional uncertainty relating to the Merger, and responding to such demands and defending such actions may be costly and distracting to management. Although there can be no assurance as to the ultimate outcomes of any demand or any subsequent litigation, we do not believe that the resolution of such demands or any subsequent litigation will have a material adverse effect on our financial position, results of operations or cash flow.

The Company and Mid Penn will be subject to various uncertainties while the Merger is pending that could adversely affect their financial results or the anticipated benefits of the Merger.

Uncertainty about the effect of the Merger on counterparties to contracts, employees and other parties may have an adverse effect on us or the anticipated benefits of the Merger. These uncertainties could cause contract counterparties and others who deal with us or Mid Penn to seek to change existing business relationships with us or Mid Penn, and may impair our or Mid Penn’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as our employees and prospective employees, and the employees and prospective employees of Mid Penn, may experience uncertainty about their future roles with the combined organization following the Merger.

The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results prior to the completion of the Merger and could limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

The Merger may be completed on different terms from those contained in the Merger Agreement.

Prior to the completion of the Merger, we and Mid Penn may, by mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the Merger consideration or any covenants or agreements with respect to the parties’ respective operations during the pendency of the Merger Agreement. Any such amendments or alterations may have negative consequences to us.

The Merger will not be completed unless important conditions are satisfied or waived, including approval of the Merger Agreement by our shareholders and Mid Penn’s shareholders.

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger. If the conditions are not satisfied or, subject to applicable law, waived, the Merger will not occur or will be delayed and each of Mid Penn and us may lose some or all of the intended benefits of the Merger.

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

On October 18, 2023, the Company announced its seventh stock repurchase program, which became effective upon the completion of the Company’s sixth stock repurchase program and authorized the purchase of up to 1,046,610 shares. Under this previously announced program, 1,046,610 shares of common stock have been repurchased at a cost of $12,745,776, or $12.18 per share. The Company completed this repurchase program on October 7, 2024.

Each of the Company’s stock repurchase programs was adopted following the Company’s consultation with the Federal Reserve Board.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
July 1 - 31, 2024	44,941	$11.71	44,941	90,742
August 1 - 31, 2024	39,100	11.89	39,100	51,642
September 1 - 30, 2024	41,400	11.90	41,400	10,242
Total	125,441	$11.83	125,441

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: November 4, 2024	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)