Form 10-Q
period 2024-12-31
William Penn Bancorporation
filed 2025-02-06
CIK 1828376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares outstanding of the issuer’s common stock, as of February 6, 2025: 9,208,217 shares.

WILLIAM PENN BANCORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of December 31, 2024 and June 30, 2024 (unaudited)

	December 31,	June 30,
	2024	2024

ASSETS
Cash and due from banks	$4,730	$6,539
Interest bearing deposits with other banks	11,290	12,070
Federal funds sold	—	1,589
Total cash and cash equivalents	16,020	20,198
Interest-bearing time deposits	100	100
Securities available for sale, at fair value	145,089	150,755
Securities held to maturity, net of allowance for credit losses of $0 as of December 31, 2024 and June 30, 2024 (fair value of $68,316 and $76,827 as of December 31, 2024 and June 30, 2024, respectively)	85,098	93,056
Equity securities	2,297	2,016
Loans receivable, net of allowance for credit losses of $2,598 and $2,989 as of December 31, 2024 and June 30, 2024, respectively	467,510	470,572
Premises and equipment, net	6,877	7,186
Regulatory stock, at cost	2,311	3,062
Deferred income taxes	9,171	9,586
Bank-owned life insurance	42,481	41,819
Goodwill	4,858	4,858
Intangible assets	289	356
Operating lease right-of-use assets	9,763	8,300
Accrued interest receivable and other assets	4,564	6,883
TOTAL ASSETS	$796,428	$818,747

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$627,436	$629,810
Advances from Federal Home Loan Bank	28,000	48,000
Advances from borrowers for taxes and insurance	2,223	2,891
Operating lease liabilities	10,062	8,553
Accrued interest payable and other liabilities	4,506	4,892
TOTAL LIABILITIES	672,227	694,146
Commitments and contingencies (note 12)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 9,208,217 shares issued and outstanding at December 31, 2024 and 9,343,900 shares issued and outstanding at June 30, 2024	92	93
Additional paid-in capital	97,135	97,723
Unearned common stock held by employee stock ownership plan	(8,586)	(8,789)
Retained earnings	56,070	57,587
Accumulated other comprehensive loss	(20,510)	(22,013)
TOTAL STOCKHOLDERS' EQUITY	124,201	124,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$796,428	$818,747

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)

For the Three and Six Months Ended December 31, 2024 and 2023 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

INTEREST INCOME
Loans receivable, including fees	$6,250	$6,194	$12,778	$12,333
Securities	1,504	1,700	3,053	3,411
Other	140	169	311	330
Total interest income	7,894	8,063	16,142	16,074
INTEREST EXPENSE
Deposits	3,502	3,220	6,993	5,950
Borrowings	336	632	952	1,169
Total interest expense	3,838	3,852	7,945	7,119

Net interest income	4,056	4,211	8,197	8,955

Provision (recovery) for credit losses	14	25	(381)	30

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR CREDIT LOSSES	4,042	4,186	8,578	8,925
OTHER INCOME
Service fees	221	225	432	440
Net gain on sale of securities	—	85	—	85
Earnings on bank-owned life insurance	333	309	662	603
Net gain on disposition of premises and equipment	211	—	211	—
Unrealized gain on equity securities	202	148	281	221
Other	8	61	39	129
Total other income	975	828	1,625	1,478
OTHER EXPENSES
Salaries and employee benefits	3,223	2,861	6,182	5,796
Occupancy and equipment	713	728	1,419	1,488
Data processing	519	504	1,025	998
Professional fees	193	192	416	402
Amortization of intangible assets	34	41	67	82
Merger related expenses	731	—	836	—
Other	769	745	1,560	1,530
Total other expense	6,182	5,071	11,505	10,296

(Loss) income before income taxes	(1,165)	(57)	(1,302)	107

Income tax benefit	(177)	(68)	(293)	(83)
NET (LOSS) INCOME	$(988)	$11	$(1,009)	$190

Basic (loss) earnings per share	$(0.12)	$0.00	$(0.12)	$0.02
Diluted (loss) earnings per share	$(0.12)	$0.00	$(0.12)	$0.02

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

For the Three and Six Months Ended December 31, 2024 and 2023 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

Net (loss) income	$(988)	$11	$(1,009)	$190

Other comprehensive (loss) income:
Changes in net unrealized gain (loss) on securities available for sale	(4,316)	9,206	1,918	3,249
Tax effect	997	(2,118)	(415)	(748)
Reclassification adjustment for gain recognized in net income	—	(85)	—	(85)
Tax effect	—	20	—	20
Other comprehensive (loss) income, net of tax	(3,319)	7,023	1,503	2,436
Comprehensive (loss) income	$(4,307)	$7,034	$494	$2,626

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

For the Three and Six Months Ended December 31, 2024 and 2023 (unaudited)

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2024	9,343,900	$93	$97,723	$(8,789)	$57,587	$(22,013)	$124,601
Net loss	—	—	—	—	(21)	—	(21)
Other comprehensive income	—	—	—	—	—	4,822	4,822
Restricted stock expense	—	—	298	—	—	—	298
Stock option expense	—	—	206	—	—	—	206
Stock purchased and retired	(125,441)	(1)	(1,501)	—	—	—	(1,502)
ESOP shares committed to be released	—	—	4	101	—	—	105
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(256)	—	(256)
Balance, September 30, 2024	9,218,459	$92	$96,730	$(8,688)	$57,310	$(17,191)	$128,253
Net loss	—	—	—	—	(988)	—	(988)
Other comprehensive loss	—	—	—	—	—	(3,319)	(3,319)
Restricted stock expense	—	—	298	—	—	—	298
Stock option expense	—	—	206	—	—	—	206
Stock purchased and retired	(10,242)	—	(110)	—	—	—	(110)
ESOP shares committed to be released	—	—	11	102	—	—	113
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(252)	—	(252)
Balance, December 31, 2024	9,208,217	$92	$97,135	$(8,586)	$56,070	$(20,510)	$124,201

				Unearned		Accumulated
				Common		Other	Total
	Number	Common Stock	Additional	Stock	Retained	Comprehensive	Stockholders'
	of Shares, net	Stock	Paid-in capital	held by ESOP	Earnings	Loss	Equity
Balance, June 30, 2023	12,452,921	$125	$134,387	$(9,194)	$58,805	$(23,378)	$160,745
Net income	—	—	—	—	179	—	179
Other comprehensive loss	—	—	—	—	—	(4,587)	(4,587)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(226)	—	(226)
Restricted stock expense	—	—	282	—	—	—	282
Stock option expense	—	—	195	—	—	—	195
Stock purchased and retired	(1,624,018)	(17)	(19,931)	—	—	—	(19,948)
ESOP shares committed to be released	—	—	1	101	—	—	102
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(348)	—	(348)
Balance, September 30, 2023	10,828,903	$108	$114,934	$(9,093)	$58,410	$(27,965)	$136,394
Net income	—	—	—	—	11	—	11
Other comprehensive income	—	—	—	—	—	7,023	7,023
Restricted stock expense	—	—	281	—	—	—	281
Stock option expense	—	—	195	—	—	—	195
Stock purchased and retired	(1,191,831)	(12)	(14,766)	—	—	—	(14,778)
ESOP shares committed to be released	—	—	7	102	—	—	109
Regular cash dividend paid ($0.03 per share)	—	—	—	—	(289)	—	(289)
Balance, December 31, 2023	9,637,072	$96	$100,651	$(8,991)	$58,132	$(20,942)	$128,946

See accompanying notes to consolidated financial statements

WILLIAM PENN BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Six Months Ended December 31, 2024 and 2023 (unaudited)

	Six Months Ended
	December 31,
	2024	2023

Cash flows from operating activities
Net (loss) income	$(1,009)	$190
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Recovery) provision for credit losses	(381)	30
Depreciation expense	339	400
Other accretion, net	(177)	(281)
Deferred income taxes	(64)	(295)
Net gain on disposition of premises and equipment	(211)	—
Amortization of core deposit intangibles	67	82
Amortization of ESOP	218	211
Net gain on sale of securities	—	(85)
Unrealized gain on equity securities	(281)	(221)
Earnings on bank-owned life insurance	(662)	(603)
Stock based compensation expense	1,008	953
Other, net	(139)	335
Net cash (used in) provided by operating activities	(1,292)	716
Cash flows from investing activities
Securities available for sale:
Purchases	—	(1,152)
Maturities, calls and principal paydowns	7,497	6,015
Proceeds from sale of securities	—	2,438
Securities held to maturity:
Purchases	(998)	(998)
Maturities, calls and principal paydowns	8,979	4,301
Net decrease in loans receivable	3,662	10,384
Interest bearing time deposits:
Maturities and principal paydowns	—	500
Regulatory stock purchases	(1,830)	(3,341)
Regulatory stock redemptions	2,581	2,605
Purchases of premises and equipment, net	(30)	(104)
Proceeds from the sale of premises and equipment held for sale	2,399	—
Net cash provided by investing activities	22,260	20,648
Cash flows from financing activities
Net decrease in deposits	(2,359)	(8,525)
Net (repayment) increase of short-term borrowed funds	(20,000)	20,000
Repurchase of common stock	(1,612)	(34,726)
Decrease in advances from borrowers for taxes and insurance	(667)	(745)
Cash dividends	(508)	(637)
Net cash used in financing activities	(25,146)	(24,633)
Net decrease in cash and cash equivalents	(4,178)	(3,269)
Cash and cash equivalents - beginning	20,198	20,793
Cash and cash equivalents - ending	$16,020	$17,524
Supplementary cash flows information
Interest paid	$8,014	$7,084
Income tax payments	—	221
Operating lease right-of-use asset recorded	1,798	—
Operating lease liabilities recorded	1,798	—
Premises transferred to held for sale	—	1,237

See accompanying notes to consolidated financial statements

Notes to the Consolidated Financial Statements

Note 1 - Nature of Operations

William Penn Bancorporation (the “Company” or “William Penn”) is a Maryland corporation that was incorporated in July 2020 to be the successor to William Penn Bancorp,  Inc. (“William Penn Bancorp”) upon completion of the second-step conversion of William Penn Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure.  William Penn, MHC was the former mutual holding company for William Penn Bancorp prior to completion of the second-step conversion.  In conjunction with the second-step conversion, each of William Penn, MHC and William Penn Bancorp ceased to exist.  The second-step conversion was completed on March 24, 2021, at which time the Company sold, for gross proceeds of $126.4 million, a total of 12,640,035 shares of common stock at $10.00 per share.  As part of the second-step conversion, each of the existing 776,647 outstanding shares of William Penn Bancorp common stock owned by persons other than William Penn, MHC was converted into 3.2585 shares of Company common stock.  In addition, $5.4 million of cash held by William Penn, MHC was transferred to the Company and recorded as an increase to additional paid-in capital following the completion of the second-step conversion.

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

On October 31, 2024, the Company and Mid Penn Bancorp, Inc. (“Mid Penn”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into Mid Penn with Mid Penn as the surviving corporation (the “Merger”). Immediately after the Merger, the Bank will merge with and into Mid Penn Bank, with Mid Penn Bank as the surviving institution. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Company common stock then issued and outstanding will be converted into the right to receive 0.426 shares of Mid Penn common stock, with cash to be paid in lieu of any fractional shares. Mid Penn will also assume all outstanding options to acquire shares of Company common stock pursuant to their terms, subject to adjustment to reflect the 0.426 exchange ratio set forth in the Merger Agreement. Consummation of the Merger is subject to the satisfaction of customary closing conditions, including receipt of necessary shareholder and regulatory approvals, and the parties currently expect the Merger to be completed in the second calendar quarter of 2025.

Note 2 - Summary of Significant Accounting Policies

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of the Company at and for the year ended June 30, 2024.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank, as well as the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”).  WPSLA is a Delaware corporation organized in April 2000 to hold certain investment securities for the Bank. At December 31, 2024, WPSLA held $221.7 million of the Bank’s $230.2 million investment securities portfolio.  All significant intercompany accounts and transactions have been eliminated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

Recent Accounting Pronouncements Adopted

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The sunset provision  included in Topic 848 was based on the expectations of when LIBOR would cease being published. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of LIBOR would be June 30, 2024, which is beyond the established sunset date of Topic 848. In December 2023, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU provide temporary relief by deferring the sunset date provision included in Topic 848. The amendments in ASU 2023-06 defer the effective date for all entities upon issuance through December 31, 2024. The Company adopted these updates effective December 31, 2024 and these updates did not have a significant impact on the Company’s financial statements.

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

The Company has elected to exclude $2.0 million of accrued interest receivable as of December 31, 2024 and June 30, 2024 from the measurement of its ACL.  When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.  Accrued interest on loans is reported in the accrued interest receivable and other assets line on the consolidated statements of financial condition.

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

The Company classifies its held to maturity debt securities into the following major security types: mortgage-backed securities, U.S. government agency securities and municipal bonds.  Generally, the mortgage-backed securities and U.S. government agency securities are government guaranteed with a history of no credit losses and the municipal bonds are highly rated with a history of no credit losses.  Credit ratings of the municipal bonds are reviewed on a quarterly basis. Based on the government guarantee, our historical experience including no credit losses, and the high credit rating of our municipal bonds, the Company determined that an allowance for credit losses on its held to maturity portfolio is not required as of December 31, 2024 and June 30, 2024.

Accrued interest receivable on held to maturity debt securities totaled $112 thousand and $170 thousand as of December 31, 2024 and June 30, 2024, respectively, and is included within accrued interest receivable and other assets on the Company’s Consolidated Statements of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, held to maturity debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

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

Accrued interest receivable on available for sale debt securities totaled $647 thousand and $662 thousand as of December 31, 2024 and June 30, 2024, respectively, and is included within accrued interest receivable and other assets on the Company’s Consolidated Statements of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, available for sale debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

Note 3 - Earnings Per Share

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended December 31, 2024 and 2023. Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net loss of $988 thousand and $1.0 million for the three and six months ended December 31, 2024, respectively, and the net income of $11 thousand and $190 thousand for the three and six months ended December 31, 2023, respectively, were used as the numerators. See Note 11 to these consolidated financial statements for further discussion of stock grants.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except share and per share amounts)	2024	2023	2024	2023
Basic and diluted (loss) earnings per share:
Net (loss) income	$(988)	$11	$(1,009)	$190

Basic average common shares outstanding	8,140,493	8,845,633	8,172,952	9,723,078
Effect of dilutive securities	67,354	64,680	48,140	43,066
Dilutive average shares outstanding	8,207,847	8,910,313	8,221,092	9,766,144
(Loss) earnings per share:
Basic	$(0.12)	$0.00	$(0.12)	$0.02
Diluted	$(0.12)	$0.00	$(0.12)	$0.02

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were 1,264,000 stock options that were anti-dilutive for both the three and six months ended December 31, 2024. There were 1,197,640 stock options that were anti-dilutive for both the three and six months ended December 31, 2023.

Note 4 – Changes in and Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of accumulated other comprehensive loss (“AOCL”) for the three and six months ended December 31, 2024 and 2023.

(Dollars in thousands)
	Unrealized Losses on Securities
	Available for Sale
Accumulated Other Comprehensive Loss (1)	2024	2023
Balance at June 30,	$(22,013)	$(23,378)
Other comprehensive income (loss) before reclassifications	4,822	(4,587)
Amounts reclassified from accumulated other comprehensive loss	—	—
Period change	4,822	(4,587)
Balance at September 30,	$(17,191)	$(27,965)
Other comprehensive (loss) income before reclassifications	(3,319)	7,088
Amounts reclassified from accumulated other comprehensive loss	—	(65)
Period change	(3,319)	7,023
Balance at December 31,	$(20,510)	$(20,942)

(1) All amounts are net of tax. Related income tax expense is calculated using an income tax rate approximating 23% for both 2024 and 2023.

The following tables present the reclassifications out of AOCL by component during the three and six months ended December 31, 2024 and 2023:

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Loss (1)
Details about Accumulated Other Comprehensive	Three Months Ended December 31,		Affected Line Item in the
Loss Components	2024	2023	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$—	$(85)	Net gain on sale of securities
Related income tax expense	—	20	Income tax benefit
	$—	$(65)
(1)	Amounts in parenthesis indicate debits.

(Dollars in thousands)	Amounts Reclassified from Accumulated
	Other Comprehensive Loss (2)
Details about Accumulated Other Comprehensive	Six Months Ended December 31,		Affected Line Item in the
Loss Components	2024	2023	Consolidated Statements of Income
Securities available for sale:
Net securities gains reclassified into net income	$—	$(85)	Net gain on sale of securities
Related income tax expense	—	20	Income tax benefit
	$—	$(65)
(2)	Amounts in parenthesis indicate debits.

Note 5 – Investment Securities

Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of investments in debt securities are as follows:

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
(Dollars in thousands)	Cost	Gains	Losses	Losses	Value
Available For Sale:
Mortgage-backed securities	$107,394	$19	$(17,593)	$—	$89,820
U.S. agency collateralized mortgage obligations	8,594	—	(1,654)	—	6,940
U.S. government agency securities	614	—	(76)	—	538
Municipal bonds	19,958	—	(5,043)	—	14,915
Corporate bonds	35,200	—	(2,324)	—	32,876
Total Available For Sale	$171,760	$19	$(26,690)	$—	$145,089

	December 31, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for Credit
(Dollars in thousands)	Cost	Gains	Losses	Value	Losses
Held To Maturity:
Mortgage-backed securities	$84,093	$—	$(16,782)	$67,311	$—
U.S. government agency securities	969	—	—	969	—
Municipal bonds	36	—	—	36	—
Total Held To Maturity	$85,098	$—	$(16,782)	$68,316	$—

	June 30, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
(Dollars in thousands)	Cost	Gains	Losses	Losses	Value
Available For Sale:
Mortgage-backed securities	$112,439	$20	$(17,334)	$—	$95,125
U.S. agency collateralized mortgage obligations	8,937	—	(1,737)	—	7,200
U.S. government agency securities	769	1	(77)	—	693
Municipal bonds	19,999	—	(5,030)	—	14,969
Corporate bonds	37,200	—	(4,432)	—	32,768
Total Available For Sale	$179,344	$21	$(28,610)	$—	$150,755

	June 30, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for Credit
(Dollars in thousands)	Cost	Gains	Losses	Value	Losses
Held To Maturity:
Mortgage-backed securities	$87,526	$—	$(16,216)	$71,310	$—
U.S. government agency securities	5,482	—	(13)	5,469	—
Municipal bonds	48	—	—	48	—
Total Held To Maturity	$93,056	$—	$(16,229)	$76,827	$—

The Company did not sell any investment securities during the three and six months ended December 31, 2024. The Company recognized $85 thousand of gross gains on the sale of $2.4 million of investment securities during the three and six months ended December 31, 2023.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties.

	December 31, 2024
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$1,005	$1,005
Due after one year through five years	1,500	1,453	—	—
Due after five years through ten years	41,178	37,369	—	—
Due after ten years	129,082	106,267	84,093	67,311
	$171,760	$145,089	$85,098	$68,316

The following tables provide information on the gross unrealized losses and fair market value of the Company's investments for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and June 30, 2024:

	December 31, 2024
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$—	$—	$88,815	$(17,593)	$88,815	$(17,593)
U.S. agency collateralized mortgage obligations	—	—	6,940	(1,654)	6,940	(1,654)
U.S. government agency securities	42	(1)	496	(75)	538	(76)
Municipal bonds	—	—	14,915	(5,043)	14,915	(5,043)
Corporate bonds	—	—	31,976	(2,324)	31,976	(2,324)
	42	(1)	143,142	(26,689)	143,184	(26,690)
Held To Maturity:
Mortgage-backed securities	—	—	67,311	(16,782)	67,311	(16,782)
	—	—	67,311	(16,782)	67,311	(16,782)
	$42	$(1)	$210,453	$(43,471)	$210,495	$(43,472)

	June 30, 2024
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Mortgage-backed securities	$—	$—	$94,110	$(17,334)	$94,110	$(17,334)
U.S. agency collateralized mortgage obligations	—	—	7,200	(1,737)	7,200	(1,737)
U.S. government agency securities	—	—	556	(77)	556	(77)
Municipal bonds	—	—	14,969	(5,030)	14,969	(5,030)
Corporate bonds	—	—	32,768	(4,432)	32,768	(4,432)
	—	—	149,603	(28,610)	149,603	(28,610)
Held To Maturity:
Mortgage-backed securities	—	—	71,310	(16,216)	71,310	(16,216)
U.S. government agency securities	982	(1)	4,487	(12)	5,469	(13)
	982	(1)	75,797	(16,228)	76,779	(16,229)
	$982	$(1)	$225,400	$(44,838)	$226,382	$(44,839)

At December 31, 2024, the Company had one security in the less than 12 months loss position and 120 securities in the 12 months or greater loss position.  At June 30, 2024, the Company had one security in the less than 12 months loss position and 124 securities in the 12 months or greater loss position. The unrealized loss on securities is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider the unrealized losses to be credit losses at December 31, 2024 and June 30,  2024.  The Company did not recognize any credit losses on these securities for the three and six months ended December 31, 2024 and 2023.

At December 31, 2024 and June 30, 2024, $2.5 million and $2.6 million, respectively, in the carrying value of investment securities were pledged to secure municipal deposits.

Equity Securities

The Company had one equity security with a fair value of $2.3 million as of December 31, 2024 and $2.0 million as of June 30, 2024.  During the three and six months ended December 31, 2024, the Company recorded $202 thousand and $281 thousand of unrealized gains, respectively, and during the three and six months ended December 31, 2023, the Company recorded $148 thousand and $221 thousand of unrealized gains, respectively, which were recorded in Unrealized gain on equity securities in the Consolidated Statements of Income.

Note 6 – Loans

Major classifications of loans, net of deferred loan fees of $501 thousand and $545 thousand at December 31, 2024 and June 30, 2024, respectively, are summarized as follows:

	December 31,		June 30,
	2024		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1 - 4 family	$125,477	26.69%	$127,911	27.00%
Home equity and HELOCs	29,999	6.38	30,767	6.50
Construction -residential	3,734	0.80	8,802	1.86
Commercial real estate:
1 - 4 family investor	88,692	18.87	92,284	19.49
Multi-family (five or more)	15,543	3.31	15,619	3.30
Commercial non-residential	178,041	37.87	158,481	33.46
Construction and land	10,267	2.18	22,687	4.79
Commercial	16,652	3.54	15,090	3.19
Consumer loans	1,703	0.36	1,920	0.41
Total Loans	470,108	100.00%	473,561	100.00%

Allowance for credit losses	(2,598)		(2,989)
Net Loans	$467,510		$470,572

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The total amount of loans serviced for the benefit of others was approximately $10.3 million and $11.2 million at December 31, 2024 and June 30, 2024, respectively. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchasers of the loans.  Custodial escrow balances maintained in connection with the foregoing loan servicing are included in advances from borrowers for taxes and insurance.

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

The following table presents, by loan portfolio segment, the changes in the allowance for credit losses for the three months ended December 31, 2024 and 2023:

December 31, 2024	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$321	$97	$42	$183	$33	$1,154	$125	$327	$240	$2,522
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision (recovery)	(2)	2	(29)	(1)	—	178	(63)	8	(17)	76
Ending Balance	$319	$99	$13	$182	$33	$1,332	$62	$335	$223	$2,598

December 31, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$407	$131	$39	$325	$53	$1,767	$233	$340	$292	$3,587
Charge-offs	—	—	—	—	—	—	—	—	(13)	(13)
Recoveries	—	—	—	—	—	—	—	—	2	2
Provision (recovery)	(4)	84	5	(8)	(1)	(13)	7	(18)	(27)	25
Ending Balance	$403	$215	$44	$317	$52	$1,754	$240	$322	$254	$3,601

The following table presents, by loan portfolio segment, the changes in the allowance for credit losses for the six months ended December 31, 2024 and 2023:

December 31, 2024	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$325	$100	$31	$268	$32	$1,533	$147	$304	$249	$2,989
Charge-offs	—	—	—	—	—	—	—	—	(18)	(18)
Recoveries	—	—	—	—	—	—	—	—	1	1
Provision (recovery)	(6)	(1)	(18)	(86)	1	(201)	(85)	31	(9)	(374)
Ending Balance	$319	$99	$13	$182	$33	$1,332	$62	$335	$223	$2,598

December 31, 2023	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1-4 family	and HELOCs	residential	investor	(five or more)	non-residential	and Land	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$486	$113	$214	$569	$89	$1,420	$281	$82	$59	$3,313
Impact of adopting ASU 2016-13	(67)	19	(174)	(241)	(30)	379	(93)	254	196	243
Charge-offs	—	—	—	—	—	—	—	—	(13)	(13)
Recoveries	—	—	—	—	—	—	—	—	28	28
Provision (recovery)	(16)	83	4	(11)	(7)	(45)	52	(14)	(16)	30
Ending Balance	$403	$215	$44	$317	$52	$1,754	$240	$322	$254	$3,601

During the three and six months ended December 31, 2024, the changes in the provision for credit losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each portfolio of loans collectively evaluated for impairment. The overall decrease in the allowance during the six months ended December 31, 2024 can be primarily attributed to a decrease in delinquent 1-4 family investor loans and commercial non-residential loans, as well as consistently low levels of net charge-offs, strong asset quality metrics and continued conservative lending practices.

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

Under the provisions of ASC 326, loans evaluated individually for impairment consist of non-accrual loans.  The following table presents the allowance for credit losses and recorded investment by loan portfolio classification at December 31, 2024 and June 30, 2024:

December 31, 2024	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	319	99	13	182	33	1,332	62	335	223	2,598
Total allowance	$319	$99	$13	$182	$33	$1,332	$62	$335	$223	$2,598

Loans receivable ending balance:
Individually evaluated for impairment	$1,003	$42	$—	$922	$—	$331	$—	$—	$105	$2,403
Collectively evaluated for impairment	124,474	29,957	3,734	87,770	15,543	177,710	10,267	16,652	1,598	467,705
Total portfolio	$125,477	$29,999	$3,734	$88,692	$15,543	$178,041	$10,267	$16,652	$1,703	$470,108

June 30, 2024	Residential real estate:			Commercial real estate:
		Home Equity	Construction-	1 - 4 family	Multi-family	Commercial	Construction
(Dollar amounts in thousands)	1 - 4 family	and HELOCs	residential	investor	(five or more)	non-residential	and land	Commercial	Consumer	Total
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	325	100	31	268	32	1,533	147	304	249	2,989
Total allowance	$325	$100	$31	$268	$32	$1,533	$147	$304	$249	$2,989

Loans receivable ending balance:
Individually evaluated for impairment	$1,221	$426	$—	$1,007	$194	$337	$—	$—	$126	$3,311
Collectively evaluated for impairment	126,690	30,341	8,802	91,277	15,425	158,144	22,687	15,090	1,794	470,250
Total portfolio	$127,911	$30,767	$8,802	$92,284	$15,619	$158,481	$22,687	$15,090	$1,920	$473,561

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of December 31, 2024 and June 30, 2024 that management uses to monitor the credit quality of the overall loan portfolio. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. All loans greater than 90 days past due are considered Substandard.  The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables set forth the amounts of the portfolio of classified asset categories for the commercial loan portfolios at December 31, 2024 and June 30, 2024:

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
1 - 4 family investor
Pass	$627	$3,796	$9,740	$6,960	$17,047	$44,744	$3,403	$696	$87,013
Special Mention	—	—	—	—	—	757	—	—	757
Substandard	—	—	890	—	—	32	—	—	922
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1 - 4 family investor	$627	$3,796	$10,630	$6,960	$17,047	$45,533	$3,403	$696	$88,692
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family (five or more)
Pass	$486	$329	$1,289	$1,284	$3,778	$8,377	$—	$—	$15,543
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Multi-family	$486	$329	$1,289	$1,284	$3,778	$8,377	$—	$—	$15,543
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-residential
Pass	$12,065	$12,999	$21,191	$69,317	$24,268	$32,852	$—	$87	$172,779
Special Mention	—	—	—	—	4,931	—	—	—	4,931
Substandard	—	—	—	—	319	12	—	—	331
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial non-residential	$12,065	$12,999	$21,191	$69,317	$29,518	$32,864	$—	$87	$178,041
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$1,294	$6,668	$798	$—	$—	$1,507	$—	$—	$10,267
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Construction and land	$1,294	$6,668	$798	$—	$—	$1,507	$—	$—	$10,267
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$96	$853	$7,591	$7,717	$—	$395	$—	$—	$16,652
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial	$96	$853	$7,591	$7,717	$—	$395	$—	$—	$16,652
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1 - 4 family investor
Pass	$3,852	$10,948	$6,228	$17,462	$11,855	$36,635	$2,702	$706	$90,388
Special Mention	—	—	—	—	—	889	—	—	889
Substandard	—	—	930	—	—	77	—	—	1,007
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1 - 4 family investor	$3,852	$10,948	$7,158	$17,462	$11,855	$37,601	$2,702	$706	$92,284
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family (five or more)
Pass	$331	$1,307	$1,310	$4,072	$5,508	$2,897	$—	$—	$15,425
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	194	—	—	194
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Multi-family	$331	$1,307	$1,310	$4,072	$5,508	$3,091	$—	$—	$15,619
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-residential
Pass	$11,970	$20,964	$59,973	$30,013	$15,668	$19,465	$—	$91	$158,144
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	319	—	18	—	—	337
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial non-residential	$11,970	$20,964	$59,973	$30,332	$15,668	$19,483	$—	$91	$158,481
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$4,341	$5,797	$10,501	$—	$—	$2,048	$—	$—	$22,687
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Construction and land	$4,341	$5,797	$10,501	$—	$—	$2,048	$—	$—	$22,687
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$593	$6,914	$7,367	$—	$14	$202	$—	$—	$15,090
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial	$593	$6,914	$7,367	$—	$14	$202	$—	$—	$15,090
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The Company monitors the credit risk profile by payment activity for residential and consumer loans.  Generally, residential and consumer loans on nonaccrual status and 90 or more days past due and accruing are considered non-performing and are reviewed monthly.  The following tables set forth the amounts of the portfolio that are not rated by class of loans for the residential and consumer loan portfolios at December 31, 2024 and June 30, 2024:

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
1 - 4 family residential
Performing	$6,356	$10,286	$7,540	$12,926	$14,599	$72,767	$—	$—	$124,474
Non-performing	—	—	—	—	—	1,003	—	—	1,003
Total 1 - 4 family residential	$6,356	$10,286	$7,540	$12,926	$14,599	$73,770	$—	$—	$125,477
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity & HELOCs
Performing	$633	$1,587	$2,046	$444	$764	$4,493	$18,469	$1,521	$29,957
Non-performing	—	—	—	—	—	—	—	42	42
Total Home equity & HELOCs	$633	$1,587	$2,046	$444	$764	$4,493	$18,469	$1,563	$29,999
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction residential
Performing	$1,331	$2,308	$—	$—	$95	$—	$—	$—	$3,734
Non-performing	—	—	—	—	—	—	—	—	—
Total construction residential	$1,331	$2,308	$—	$—	$95	$—	$—	$—	$3,734
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$108	$—	$30	$—	$957	$—	$503	$1,598
Non-performing	—	—	—	—	—	105	—	—	105
Total Consumer	$—	$108	$—	$30	$—	$1,062	$—	$503	$1,703
Current period gross charge-offs	$—	$—	$—	$—	$—	$18	$—	$—	$18

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Revolving Loans	Revolving Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1 - 4 family residential
Performing	$11,987	$7,765	$13,307	$15,162	$8,412	$70,057	$—	$—	$126,690
Non-performing	—	—	—	—	—	1,221	—	—	1,221
Total 1 - 4 family residential	$11,987	$7,765	$13,307	$15,162	$8,412	$71,278	$—	$—	$127,911
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity & HELOCs
Performing	$1,685	$2,164	$474	$859	$576	$4,595	$18,333	$1,655	$30,341
Non-performing	—	—	—	—	—	—	381	45	426
Total Home equity & HELOCs	$1,685	$2,164	$474	$859	$576	$4,595	$18,714	$1,700	$30,767
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction residential
Performing	$5,180	$2,510	$105	$1,007	$—	$—	$—	$—	$8,802
Non-performing	—	—	—	—	—	—	—	—	—
Total construction residential	$5,180	$2,510	$105	$1,007	$—	$—	$—	$—	$8,802
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$123	$116	$45	$—	$3	$1,507	$—	$—	$1,794
Non-performing	—	—	—	—	—	126	—	—	126
Total Consumer	$123	$116	$45	$—	$3	$1,633	$—	$—	$1,920
Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13

Loan Delinquencies and Non-accrual Loans

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a recorded payment is past due. The following are tables which include an aging analysis of the recorded investment of past due loans as of December 31, 2024 and June 30, 2024.  All non-accrual loans included in the tables below do not have an associated allowance for credit losses because any impairment is charged-off at the time the loan moves to non-accrual status.  As of December 31, 2024, $2.3 million of the non-accrual loans included in the table below are secured by real estate and $105 thousand are unsecured.

	Aged Analysis of Past Due and Non-accrual Loans
	As of December 31, 2024
							Recorded	Recorded
							Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$80	$10	$712	$802	$124,675	$125,477	$—	$1,003
Home equity and HELOCs	19	—	42	61	29,938	29,999	—	42
Construction - residential	—	6	—	6	3,728	3,734	—	—
Commercial real estate:
1 - 4 family investor	—	15	—	15	88,677	88,692	—	922
Multi-family	—	—	—	—	15,543	15,543	—	—
Commercial non-residential	—	—	331	331	177,710	178,041	—	331
Construction and land	—	—	—	—	10,267	10,267	—	—
Commercial	—	—	—	—	16,652	16,652	—	—
Consumer	—	13	—	13	1,690	1,703	—	105
Total	$99	$44	$1,085	$1,228	$468,880	$470,108	$—	$2,403

	Aged Analysis of Past Due and Non-accrual Loans
	As of June 30, 2024
							Recorded	Recorded
							Investment	Investment
	30 - 59 Days	60 - 89 Days	90 Days	Total Past		Total Loans	>90 Days and	Loans on
(Dollar amounts in thousands)	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing	Non-Accrual
Residential real estate:
1 - 4 family	$153	$539	$162	$854	$127,057	$127,911	$—	$1,221
Home equity and HELOCs	49	—	—	49	30,718	30,767	—	426
Construction - residential	—	—	—	—	8,802	8,802	—	—
Commercial real estate:
1 - 4 family investor	85	930	—	1,015	91,269	92,284	—	1,007
Multi-family	—	—	—	—	15,619	15,619	—	194
Commercial non-residential	60	—	337	397	158,084	158,481	—	337
Construction and land	—	—	—	—	22,687	22,687	—	—
Commercial	—	—	—	—	15,090	15,090	—	—
Consumer	—	—	18	18	1,902	1,920	—	126
Total	$347	$1,469	$517	$2,333	$471,228	$473,561	$—	$3,311

Interest income on non-accrual loans that would have been recorded if these loans had performed in accordance with their terms was approximately $35 thousand, $72 thousand, $54 thousand and $106 thousand during the three and six months ended December 31, 2024 and 2023, respectively.

Concentration of Credit Risk

The Company’s primary business activity as of December 31, 2024 was with customers throughout the Delaware Valley through twelve full-service branch offices located in Bucks and Philadelphia Counties in Pennsylvania, as well as Burlington, Camden, and Mercer Counties in New Jersey.  Accordingly, the Company has extended credit primarily to residential borrowers and commercial entities in this area whose ability to repay their loans is influenced by the region’s economy.

As of December 31, 2024, the Company considered its concentration of credit risk to be acceptable.  As of December 31, 2024, commercial real estate loans secured by retail space totaled approximately $62.7 million, or 13.3% of total loans, and were comprised of $51.9 million of non-owner-occupied properties and $10.8 million of owner-occupied properties.  The Company’s non-owner occupied commercial real estate loans that are secured by retail space have high occupancy rates with longstanding tenants.

Loans with Modified Terms to Borrowers Experiencing Financial Difficulty

During the three and six months ended December 31, 2024 and 2023, there were no loans modified to borrowers experiencing financial difficulty.

Note 7 – Premises and Equipment

The components of premises and equipment are as follows as of December 31, 2024 and June 30, 2024:

	December 31,	June 30,
(Dollars in thousands)	2024	2024
Land	$1,441	$1,441
Office buildings and improvements	7,953	7,921
Furniture, fixtures and equipment	2,291	2,293
Automobiles	58	58
	11,743	11,713

Accumulated depreciation	(4,866)	(4,527)
	$6,877	$7,186

Depreciation expense amounted to $167 thousand and $339 thousand for the three and six months ended December 31, 2024 and $203 thousand and $400 thousand for the three and six months ended December 31, 2023, respectively.

Note 8 – Goodwill and Intangibles

The goodwill and intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.9 million and core deposit intangibles of $1.4 million in connection with the 2018 acquisition of Audubon Savings Bank. The Company also recorded core deposit intangibles totaling $65 thousand and $197 thousand in connection with the 2020 acquisitions of Fidelity Savings and Loan Association of Bucks County (“Fidelity”) and Washington Savings Bank (“Washington”), respectively. As of December 31, 2024 and June 30, 2024, the other intangibles consisted of $289 thousand and $356 thousand, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on June 30 or more frequently if events and circumstances indicate that the fair value of the banking unit is less than its carrying value. During the year ended June 30, 2024, management included considerations of the current economic environment in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed at June 30, 2024. During the three and six months ended December 31, 2024, management considered the current economic environment in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three and six months ended December 31, 2024.

Goodwill and other intangibles are summarized as follows for the periods presented:

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2024	$4,858	$356
Adjustments:
Additions	—	—
Amortization	—	(33)
Balance, September 30, 2024	$4,858	$323
Adjustments:
Additions	—	—
Amortization	—	(34)
Balance, December 31, 2024	$4,858	$289

		Core Deposit
(Dollars in thousands)	Goodwill	Intangibles
Balance, June 30, 2023	$4,858	$519
Adjustments:
Additions	—	—
Amortization	—	(41)
Balance, September 30, 2023	$4,858	$478
Adjustments:
Additions	—	—
Amortization	—	(41)
Balance, December 31, 2023	$4,858	$437

Aggregate amortization expense was $34 thousand and $67 thousand for the three and six months ended December 31, 2024 and $41 thousand and $82 thousand for the three and six months ended December 31, 2023, respectively.

Note 9 – Deposits

Deposits consist of the following major classifications as of December 31, 2024 and June 30, 2024:

(Dollars in thousands)	December 31, 2024	June 30, 2024
Non-interest bearing checking	$59,201	$64,627
Interest bearing checking	130,436	132,927
Money market accounts	171,881	176,422
Savings and club accounts	78,138	82,173
Certificates of deposit	187,780	173,661
	$627,436	$629,810

Note 10 – Borrowings

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $279.5 million and $287.3 million at December 31, 2024 and June 30, 2024, respectively. FHLB advances are secured by qualifying assets of the Bank, which include Federal Home Loan Bank stock and loans. The Bank had $405.1 million and $415.9 million of loans pledged as collateral as of December 31, 2024 and June 30, 2024, respectively. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh. The Bank was in compliance with the requirements for the FHLB of Pittsburgh with an investment of $2.0 million and $2.8 million at December 31, 2024 and June 30, 2024, respectively.

Advances from the FHLB of Pittsburgh consisted of $28.0 million and $48.0 million of fixed rate short-term borrowings as of December 31, 2024 and June 30, 2024, respectively.

As of December 31, 2024 and June 30, 2024, the Bank had $8.6 million and $8.8 million of loans pledged as collateral to secure a $4.0 million and $3.6 million overnight line of credit from the Federal Reserve Bank, respectively.  There was no outstanding balance for the overnight line of credit from the Federal Reserve Bank as of December 31, 2024 and June 30, 2024. In addition, as of December 31, 2024 and June 30, 2024, the Bank had $10.0 million of available credit from Atlantic Community Bankers Bank to purchase federal funds.

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

Under the Plan, the Company has granted 505,600 shares of restricted stock, net of forfeitures, with a weighted average grant date fair value of $11.71 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the Plan vest in equal installments over a five year period. Compensation expense related to the restricted shares is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the restricted shares for the three and six months ended December 31, 2024 was $298 thousand and $596 thousand, respectively, and $281 thousand and $563 thousand for the three and six months ended December 31, 2023, respectively. The expected future compensation expense related to the 313,989 non-vested restricted shares outstanding at December 31, 2024 was $2.9 million over a weighted average period of 2.52 years. The expected future compensation expense related to the 383,258 non-vested restricted shares outstanding at December 31, 2023 was $3.8 million over a weighted average period of 3.37 years.

The following is a summary of the Company's restricted stock activity during the six months ended December 31, 2024:

Weighted
	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2024	313,989	$11.73
Issued	—	—
Vested	—	—
Forfeited	—	—
Non-vested Restricted Stock Awards outstanding December 31, 2024	313,989	$11.73

The following is a summary of the Company's restricted stock activity during the six months ended December 31, 2023:

Weighted
	Number of	Average
Summary of Non-vested Restricted Stock Award Activity	Shares	Grant Price
Non-vested Restricted Stock Awards outstanding July 1, 2023	383,258	$11.66
Issued	—	—
Vested	—	—
Forfeited	—	—
Non-vested Restricted Stock Awards outstanding December 31, 2023	383,258	$11.66

Under the Plan, the Company granted 1,264,000 stock options, net of forfeitures, with a weighted average grant date fair value of $3.24 per share. Stock options granted under the Plan vest in equal installments over a five year period. Stock options were granted at a weighted average exercise price of $11.71, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was valued using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6.5 years, risk-free rate of return of 2.98%, volatility of 24.60%, and a dividend yield of 1.02%. Compensation expense recognized for the stock options for the three and six months ended December 31, 2024 was $206 thousand and $412 thousand, respectively. Compensation expense recognized for the stock options for the three and six months ended December 31, 2023 was $195 thousand and $390 thousand, respectively. The expected future compensation expense related to the 1,264,000 stock options outstanding at December 31, 2024 was $2.0 million over a weighted average period of 2.52 years. The expected future compensation expense related to the 1,197,640 stock options outstanding at December 31, 2023 was $2.6 million over a weighted average period of 3.37 years.

The following is a summary of the Company's stock option activity during the six months ended December 31, 2024:

Weighted
	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2024	1,264,000	$11.71
Granted	—	—
Exercised
Forfeited	—	—
Expired	—	—
Ending balance December 31, 2024	1,264,000	$11.71

The following is a summary of the Company's stock option activity during the six months ended December 31, 2023:

Weighted
	Number of	Exercise Price
Summary of Stock Option Activity	Options	per Shares
Beginning balance July 1, 2023	1,197,640	$11.66
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Ending balance December 31, 2023	1,197,640	$11.66

The weighted average remaining contractual term was approximately 7.47 years and the aggregate intrinsic value was $401 thousand for options outstanding as of December 31, 2024. As of December 31, 2024, exercisable options totaled 479,056 with a weighted average exercise of price of $11.66 per share, a weighted average remaining contractual term of approximately 7.38 years, and the aggregate intrinsic value was $161 thousand. The weighted average remaining contractual term was approximately 8.38 years and the aggregate intrinsic value was $653 thousand for options outstanding as of December 31, 2023. As of December 31, 2023, exercisable options totaled 239,528 with a weighted average exercise of price of $11.66 per share, a weighted average remaining contractual term of approximately 8.38 years, and the aggregate intrinsic value was $131 thousand.

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

A summary of the Company's loan commitments is as follows as of December 31, 2024 and June 30, 2024:

	December 31,	June 30,
(Dollars in thousands)	2024	2024
Commitments to extend credit	$16,171	$15,676
Unfunded commitments under lines of credit	65,044	65,705
Standby letters of credit	118	86

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

As of December 31, 2024 and June 30, 2024, the allowance for credit losses on unfunded lending commitments was $121 thousand and $128 thousand, respectively. The recovery for credit losses on unfunded lending commitments recognized for the three and six months ended December 31, 2024 was $62 thousand and $7 thousand, respectively. The Company did not record a provision for credit losses on unfunded lending commitments for the three and six months ended December 31, 2023.

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

As of December 31, 2024 and June 30, 2024, the most recent notiﬁcation from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

			CBLR Framework
As of December 31, 2024	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$134,541	16.66%	$72,688	9.00%

			CBLR Framework
As of June 30, 2024	Actual		Requirement
(Dollars in thousands except for ratios)	Amount	Ratio	Amount	Ratio
William Penn Bank:
Tier 1 leverage	$134,494	16.10%	$75,164	9.00%

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of December 31, 2024 and June 30, 2024, by level within the fair value hierarchy.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$89,820	$—	$89,820
U.S. agency collateralized mortgage obligations	—	6,940	—	6,940
U.S. government agency securities	—	538	—	538
Municipal bonds	—	14,915	—	14,915
Corporate bonds	—	32,876	—	32,876
Equity securities	2,297	—	—	2,297
Total Assets	$2,297	$145,089	$—	$147,386

	June 30, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Investments available for sale:
Mortgage-backed securities	$—	$95,125	$—	$95,125
U.S. agency collateralized mortgage obligations	—	7,200	—	7,200
U.S. government agency securities	—	693	—	693
Municipal bonds	—	14,969	—	14,969
Corporate bonds	—	32,768	—	32,768
Equity securities	2,016	—	—	2,016
Total Assets	$2,016	$150,755	$—	$152,771

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

Loans individually evaluated for impairment are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating the collateral for these loans is based on Level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of December 31, 2024 and June 30, 2024, the Company charged-off the collateral deficiency on loans evaluated individually for impairment. As a result, there were no specific reserves on loans evaluated individually for impairment as of December 31, 2024 and June 30, 2024.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

As of December 31, 2024 and June 30, 2024, there were no assets required to be measured and reported at fair value on a non-recurring basis.

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

	Fair Value Measurements at December 31, 2024
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$467,510	$438,764	$—	$—	$438,764
Securities held to maturity	85,098	68,316	—	68,316	—

Financial instruments - liabilities:
Certificates of deposit	187,780	186,718	—	—	186,718
Advances from Federal Home Loan Bank	28,000	28,000	—	—	28,000

Off-balance sheet financial instruments	—	—	—	—	—

	Fair Value Measurements at June 30, 2024
			Quoted Prices	Significant	Significant
			in Active Markets	Other Observable	Unobservable
	Carrying	Fair	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets:
Loans receivable, net	$470,572	$439,118	$—	$—	$439,118
Securities held to maturity	93,056	76,827	—	76,827	—

Financial instruments - liabilities:
Certificates of deposit	173,661	171,613	—	—	171,613
Advances from Federal Home Loan Bank	48,000	48,000	—	—	48,000

Off-balance sheet financial instruments	—	—	—	—	—

Note 15 – Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee include real estate property for branches and office space with terms extending through 2043. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability for each of its operating leases. The operating lease ROU asset was $9.8 million and $8.3 million as of December 31, 2024 and June 30, 2024, respectively, and the operating lease liability was $10.1 million and $8.6 million as of December 31, 2024 and June 30, 2024, respectively. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months of less), or equipment leases (deemed immaterial) on the Consolidated Statements of Financial Condition.

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

	December 31,
	2024
Weighted average remaining lease term
Operating leases	16.2	years
Weighted average discount rate
Operating leases	3.30%

	June 30,
	2024
Weighted average remaining lease term
Operating leases	15.8	years
Weighted average discount rate
Operating leases	2.92%

The Company recorded $260 thousand and $482 thousand of net lease costs during the three and six months ended December 31, 2024, respectively, and $224 thousand and $446 thousand of net lease costs during the three and six months ended December 31, 2023, respectively.  Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2024 were as follows:

December 31,
2024
Operating
(in thousands)	Leases
For the twelve months ended December 31,
2025	$835
2026	743
2027	762
2028	776
2029	790
Thereafter	9,403
Total future minimum lease payments	$13,309
Amounts representing interest	(3,247)
Present value of net future minimum lease payments	$10,062

Note 16 – Subsequent Events

On January 15, 2025, the Company declared a cash dividend of $0.03 per share, payable on February 6, 2025, to common shareholders of record at the close of business on January 27, 2025.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the period ended December 31, 2024 discusses significant accounting policies, including the allowance for credit losses.  Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for credit losses.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $2.4 million as of December 31, 2024 in non-performing assets consisting of non-performing loans. Most of these assets are collateral dependent loans where we have incurred credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the collectability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses incurred on these non-performing loans which may be material. In recent periods, we experienced strong asset quality metrics including low levels of delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for credit losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill

The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed, and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid (or the fair value of the equity of the acquiree) over the fair value of net assets acquired represents goodwill. Goodwill totaled $4.9 million at December 31, 2024. Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During the three and six months ended December 31, 2024, management considered the then current economic environment in its evaluation, and determined, based on the totality of its qualitative assessment, that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three and six months ended December 31, 2024.

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

As of December 31, 2024, we had net deferred tax assets totaling $9.2 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Our net deferred tax assets were determined based on the current enacted federal tax rate of 21%. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at December 31, 2024 and June 30, 2024

Summary.  Total assets decreased $22.3 million, or 2.7%, to $796.4 million at December 31, 2024, from $818.7 million at June 30, 2024, primarily due to a $13.3 million decrease in investments, a $4.2 million decrease in cash and cash equivalents and a $3.1 million decrease in net loans.

Cash and cash equivalents decreased $4.2 million, or 20.7%, to $16.0 million at December 31, 2024, from $20.2 million at June 30, 2024.  The decrease in cash and cash equivalents was primarily due to a $20.0 million decrease in advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, a $2.4 million decrease in deposits and the repurchase of $1.6 million of shares of stock under previously announced repurchase programs, partially offset by $15.6 million of investment paydowns and a $3.1 million decrease in net loans.

Investments.  Total investments decreased $13.3 million, or 5.4%, to $232.5 million at December 31, 2024, from $245.8 million at June 30, 2024.  The decrease in investments was primarily due to the maturity and principal paydowns of securities included in the available for sale and held to maturity portfolios, partially offset by a $2.0 million decrease in the gross unrealized loss on available for sale securities.  The unrealized loss on available for sale securities is due to current interest rate levels relative to the Company’s cost and not credit quality.  The Company remains focused on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans.  Net loans decreased $3.1 million, or 0.7%, to $467.5 million at December 31, 2024, from $470.6 million at June 30, 2024.  The Company maintains conservative lending practices and credit pricing discipline and is focused on lending to borrowers with high credit quality within its market footprint.

Deposits.  Deposits decreased $2.4 million, or 0.4%, to $627.4 million at December 31, 2024, from $629.8 million at June 30, 2024.  During the six months ended December 31, 2024, we experienced a $4.5 million decrease in money market accounts, a $4.4 million decrease in non-interest bearing checking accounts, a $4.0 million decrease in savings accounts and a $2.5 million decrease in interest bearing checking accounts, partially offset by a $14.1 million increase in time deposit accounts.

Borrowings.  Borrowings decreased $20.0 million, or 41.7%, to $28.0 million at December 31, 2024, from $48.0 million at June 30, 2024.  During the six months ended December 31, 2024, the Company used cash received from investment paydowns to pay off a portion of the Company’s borrowings.

Stockholders’ Equity.  Stockholders’ equity decreased $400 thousand, or 0.3%, to $124.2 million at December 31, 2024, from $124.6 million at June 30, 2024. The decrease in stockholders’ equity was primarily due to the repurchase of 135,683 shares at a total cost of $1.6 million, or $11.86 per share, under the Company’s previously announced stock repurchase programs, the $1.0 million net loss recorded during the six months ended December 31, 2024 and the payment of two $0.03 per share quarterly cash dividends totaling $508 thousand.  These decreases to stockholders’ equity were partially offset by a $1.5 million decrease in the accumulated other comprehensive loss component of equity related to the unrealized loss on available for sale securities.

Book value per share measured $13.49 as of December 31, 2024 compared to $13.33 as of June 30, 2024, and tangible book value per share(2) measured $12.93 as of December 31, 2024 compared to $12.78 as of June 30, 2024.  Tangible book value per share is a non-GAAP financial measure that excludes goodwill and other intangible assets. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of tangible book value per share to book value per share.

As previously announced, the Company’s Board of Directors had authorized seven stock repurchase programs to acquire up to 6,433,769 shares of the Company’s outstanding shares. As of December 31, 2024, the Company completed its share repurchase programs and repurchased a total of 6,433,769 shares under these repurchase programs at a total cost of $75.3 million, or $11.70 per share.

Results of Operations for the Three Months Ended December 31, 2024 and 2023

Summary

The following table sets forth the income summary for the periods indicated:

	Three Months Ended December 31,
			Change Fiscal 2024/2023
(Dollars in thousands)	2024	2023	$	%
Net interest income	$4,056	$4,211	$(155)	(3.68)%
Provision for credit losses	14	25	(11)	(44.00)
Non-interest income	975	828	147	17.75
Non-interest expenses	6,182	5,071	1,111	21.91
Income tax benefit	(177)	(68)	(109)	160.29
Net (loss) income	$(988)	$11	$(999)	(9,081.82)

(Loss) return on average assets (annualized)	(0.50)%	0.01%
Core (loss) return on average assets(1) (non-GAAP) (annualized)	(0.37)	(0.08)
(Loss) return on average equity (annualized)	(3.15)	0.04
Core (loss) return on average equity(1) (non-GAAP) (annualized)	(2.37)	(0.54)
(1)	Core (loss) return on average assets and core (loss) return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core (loss) return on average assets to (loss) return on average assets and core (loss) return on average equity to (loss) return on average equity.

General

The Company recorded a $988 thousand net loss, or $(0.12) per basic and diluted share, for the three months ended December 31, 2024, compared to net income of $11 thousand, or $0.00 per basic and diluted share, for the three months ended December 31, 2023.  The net loss for the three months ended December 31, 2024 includes $731 thousand of professional fees associated with the pending merger with Mid Penn Bancorp, Inc.  The Company recorded a core net loss of $743 thousand, or $(0.09) per basic and diluted share, for the three months ended December 31, 2024, compared to a core net loss of $168 thousand, or $(0.02) per basic and diluted share, for the three months ended December 31, 2023.  Core net loss is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net loss to net income (loss).

Net Interest Income

For the three months ended December 31, 2024, net interest income was $4.1 million, a decrease of $155 thousand, or 3.7%, from the three months ended December 31, 2023.  The decrease in net interest income was primarily due to a decrease in interest income on investment securities. The net interest margin measured 2.27% for the three months ended December 31, 2024, compared to 2.28% for the three months ended December 31, 2023.  The one basis point decrease in the net interest margin during the three months ended December 31, 2024, compared to the same period in 2023, was primarily due to a decrease in the average balance of investment securities, partially offset by a decrease in the average balance of borrowings.

Provision for Credit Losses

During the three months ended December 31, 2024, we recorded a $14 thousand provision for credit losses primarily due to an increase in total loans.  During the three months ended December 31, 2023, we recorded a $25 thousand provision for credit losses primarily due to an increase in delinquent home equity loans and home equity lines of credit.  Our allowance for credit losses totaled $2.6 million, or 0.55% of total loans, as of December 31, 2024, compared to $3.0 million, or 0.63% of total loans, as of June 30, 2024.  Our total credit losses coverage ratio, including $2.0 million of fair value marks on acquired loans and the $2.5 million allowance for credit losses, was 0.98% as of December 31, 2024 compared to 1.08% as of June 30, 2024, including $2.2 million of fair value marks on acquired loans and the $3.0 million allowance for credit losses.  Based on a review of the loans that were in the loan portfolio at December 31, 2024, management believes that the allowance is maintained at a level that represents its best estimate of lifetime credit losses. Total credit losses coverage ratio is a non-GAAP financial measure that includes the fair value mark on acquired loans.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of total credit losses coverage ratio to allowance for credit losses coverage ratio.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
Service fees	$221	$225
Net gain on sale of securities	—	85
Earnings on bank-owned life insurance	333	309
Net gain on disposition of premises and equipment	211	—
Unrealized gain on equity securities	202	148
Other	8	61
Total	$975	$828

For the three months ended December 31, 2024, non-interest income totaled $975 thousand, an increase of $147 thousand, or 17.8%, from the three months ended December 31, 2023.  The increase was primarily due to a $211 thousand net gain on the disposition of fixed assets associated with the sale of two bank-owned buildings during the three months ended December 31, 2024.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
Salaries and employee benefits	$3,223	$2,861
Occupancy and equipment	713	728
Data processing	519	504
Professional fees	193	192
Amortization of intangible assets	34	41
Merger related expenses	731	—
Other	769	745
Total	$6,182	$5,071

For the three months ended December 31, 2024, non-interest expense totaled $6.2 million, an increase of $1.1 million, or 21.9%, from the three months ended December 31, 2023.  The increase in non-interest expense was primarily due to $731 thousand of professional fees associated with the previously mentioned pending merger with Mid Penn Bancorp, Inc. recorded during the three months ended December 31, 2024, as well as a $362 thousand increase in salaries and employee benefits primarily due to annual merit increases.

Income Taxes

For the three months ended December 31, 2024, the Company recorded a $177 thousand income tax benefit, reflecting an effective tax rate of (15.2)%, compared to a $68 thousand income tax benefit, reflecting an effective tax rate of (119.3)%, for the same period in 2023.  The income tax benefit recorded during these periods was primarily due to the $333 thousand and $309 thousand of federal tax-exempt income recorded on bank-owned life insurance during the three months ended December 31, 2024 and 2023, respectively.

Results of Operations for the Six Months Ended December 31, 2024 and 2023

Summary

The following table sets forth the income summary for the periods indicated:

	Six Months Ended December 31,
			Change 2024/2023
(Dollars in thousands)	2024	2023	$	%
Net interest income	$8,197	$8,955	$(758)	(8.46)%
(Recovery) provision for credit losses	(381)	30	(411)	(1,370.00)
Non-interest income	1,625	1,478	147	9.95
Non-interest expenses	11,505	10,296	1,209	11.74
Income tax benefit	(293)	(83)	(210)	253.01
Net (loss) income	$(1,009)	$190	$(1,199)	(631.05)

(Loss) return on average assets	(0.25)%	0.05%
Core (loss) return on average assets(1) (non-GAAP)	(0.19)	(0.01)
(Loss) return on average equity	(1.61)	0.27
Core (loss) return on average equity(1) (non-GAAP)	(1.19)	(0.07)
(2)	Core (loss) return on average assets and core (loss) return on average equity are non-GAAP financial measures. Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core (loss) return on average assets to (loss) return on average assets and core (loss) return on average equity to (loss) return on average equity.

General

The Company recorded a net loss of $1.0 million, or $(0.12) per basic and diluted share, for the six months ended December 31, 2024, compared to net income of $190 thousand, or $0.02 per basic and diluted share, for the six months ended December 31, 2023.  The net loss for the six months ended December 31, 2024 includes $836 thousand of professional fees associated with the pending merger with Mid Penn Bancorp, Inc.  The Company recorded a core net loss of $744 thousand, or $(0.09) per basic and diluted share, for the six months ended December 31, 2024, compared to a core net loss of $46 thousand, or $(0.00) per basic and diluted share, for the six months ended December 31, 2023.  Core net loss is a non-GAAP financial measure that excludes certain pre-tax adjustments and the tax impact of such adjustments, and income tax benefit adjustments.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of core net loss to net income (loss).

Net Interest Income

For the six months ended December 31, 2024, net interest income was $8.2 million, a decrease of $758 thousand, or 8.5%, from the six months ended December 31, 2023.  The decrease in net interest income was primarily due to an increase in interest expense on deposits, partially offset by an increase in interest income on loans. The net interest margin measured 2.28% for the six months ended December 31, 2024, compared to 2.40% for the six months ended December 31, 2023.  The decrease in the net interest margin during the six months ended December 31, 2024, compared to the same period in 2023, was primarily due to the rise in interest rates that caused an increase in the cost of deposits that exceeded the increase in interest income on loans.

Provision for Credit Losses

During the six months ended December 31, 2024, we recorded a $381 thousand recovery for credit losses primarily due to a decrease in delinquent loans, as well as consistently low levels of net charge-offs, strong asset quality metrics and continued conservative lending practices.  During the six months ended December 31, 2023, we recorded a $30 thousand provision for credit losses primarily due to an increase in delinquent home equity loans and home equity lines of credit, partially offset by a decrease in the outstanding balance of our total loan portfolio.  Our allowance for credit losses totaled $2.6 million, or 0.55% of total loans, as of December 31, 2024, compared to $3.0 million, or 0.63% of total loans, as of June 30, 2024.  Our total credit losses coverage ratio, including $2.0 million of fair value marks on acquired loans and the $2.5 million allowance for credit losses, was 0.98% as of December 31, 2024 compared to 1.08% as of June 30, 2024, including $2.2 million of fair value marks on acquired loans and the $3.0 million allowance for credit losses.  Based on a review of the loans that were in the loan portfolio at December 31, 2024, management believes that the allowance is maintained at a level that represents its best estimate of lifetime credit losses.  Total credit losses coverage ratio is a non-GAAP financial measure that includes the fair value mark on acquired loans.  Please refer to the “Non-GAAP Financial Information” section below for a reconciliation of total credit losses coverage ratio to allowance for credit losses coverage ratio.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Six Months Ended December 31,
(Dollars in thousands)	2024	2023
Service fees	$432	$440
Net gain on sale of securities	—	85
Earnings on bank-owned life insurance	662	603
Net gain on disposition of premises and equipment	211	—
Unrealized gain on equity securities	281	221
Other	39	129
Total	$1,625	$1,478

For the six months ended December 31, 2024, non-interest income totaled $1.6 million, an increase of $147 thousand, or 9.9%, from the six months ended December 31, 2023.  The increase was primarily due to a $211 thousand net gain on the disposition of fixed assets associated with the sale of two bank-owned buildings during the three months ended December 31, 2024.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Six Months Ended December 31,
(Dollars in thousands)	2024	2023
Salaries and employee benefits	$6,182	$5,796
Occupancy and equipment	1,419	1,488
Data processing	1,025	998
Professional fees	416	402
Amortization of intangible assets	67	82
Merger related expenses	836	—
Other	1,560	1,530
Total	$11,505	$10,296

For the six months ended December 31, 2024, non-interest expense totaled $11.5 million, an increase of $1.2 million, or 11.7%, from the six months ended December 31, 2023.  The increase in non-interest expense was primarily due to $836 thousand of professional fees associated with the previously mentioned pending merger with Mid Penn Bancorp, Inc. recorded during the six months ended December 31, 2024, as well as a $386 thousand increase in salaries and employee benefits primarily due to annual merit increases.

Income Taxes

For the six months ended December 31, 2024, the Company recorded a $293 thousand income tax benefit, reflecting an effective tax rate of (22.5)%, compared to an $83 thousand income tax benefit, reflecting an effective tax rate of (77.6)%, for the same period in 2023.  The income tax benefit recorded during these periods was primarily due to the $662 thousand and $603 thousand of federal tax-exempt income recorded on bank-owned life insurance during the six months ended December 31, 2024 and 2023, respectively.

Asset Quality

Asset quality metrics remain strong with non-performing assets to total assets decreasing to 0.30% as of December 31, 2024 from 0.40% as of June 30, 2024.  Total nonperforming loans consisted of 22 loans to 19 unrelated borrowers at December 31, 2024, as compared to 30 loans to 27 unrelated borrowers at June 30, 2024.  Interest income related to non-performing loans would have been approximately $72 thousand during the six months ended December 31, 2024 if these loans had performed in accordance with their terms during the period rather than having been on non-accrual.

There are circumstances when foreclosure and liquidations are the remedy pursued. However, from time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms (i.e., interest rate, structure, repayment term, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties.  We had no loans modified to borrowers experiencing financial difficulty during the six months ended December 31, 2024.

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

	Three Months Ended December 31,
	2024			2023
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$467,261	$6,250	5.35%	$472,456	$6,194	5.24%
Investment securities(2)	238,330	1,504	2.52	254,542	1,700	2.67
Other interest-earning assets	10,616	140	5.28	11,544	169	5.86
Total interest-earning assets	716,207	7,894	4.41	738,542	8,063	4.37
Non-interest-earning assets	80,912			83,582
Total assets	$797,119			$822,124
Interest-bearing liabilities:
Interest-bearing checking accounts	$132,256	408	1.23%	$139,246	588	1.69%
Money market deposit accounts	170,644	1,272	2.98	194,016	1,458	3.01
Savings and club accounts	78,499	11	0.06	84,609	12	0.06
Certificates of deposit	188,747	1,811	3.84	161,761	1,162	2.87
Total interest-bearing deposits	570,146	3,502	2.46	579,632	3,220	2.22
FHLB advances and other borrowings	26,489	336	5.07	43,652	632	5.79
Total interest-bearing liabilities	596,635	3,838	2.57	623,284	3,852	2.47
Non-interest-bearing liabilities:
Non-interest-bearing deposits	57,358			55,266
Other non-interest-bearing liabilities	17,567			18,375
Total liabilities	671,560			696,925
Total stockholders' equity	125,559			125,199
Total liabilities and equity	$797,119			$822,124
Net interest income		$4,056			$4,211
Interest rate spread(3)		1.84%			1.90%
Net interest-earning assets(4)	$119,572			$115,258
Net interest margin(5)		2.27%			2.28%
Ratio of interest-earning assets to interest-bearing liabilities	120.04%			118.49%

(1) Includes nonaccrual loan balances and interest recognized on such loans.
(2) Includes securities available for sale, securities held to maturity, and equity securities.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended December 31,
	2024			2023
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans(1)	$467,154	$12,778	5.47%	$475,711	$12,333	5.19%
Investment securities(2)	241,235	3,053	2.53	259,083	3,411	2.63
Other interest-earning assets	11,044	311	5.63	11,466	330	5.76
Total interest-earning assets	719,433	16,142	4.49	746,260	16,074	4.31
Non-interest-earning assets	81,058			82,849
Total assets	$800,491			$829,109
Interest-bearing liabilities:
Interest-bearing checking accounts	$129,975	864	1.33%	$130,122	893	1.37%
Money market deposit accounts	172,698	2,663	3.08	197,371	2,884	2.92
Savings and club accounts	79,257	22	0.06	86,225	30	0.07
Certificates of deposit	183,347	3,444	3.76	161,793	2,143	2.65
Total interest-bearing deposits	565,277	6,993	2.47	575,511	5,950	2.07
FHLB advances and other borrowings	34,777	952	5.47	40,739	1,169	5.74
Total interest-bearing liabilities	600,054	7,945	2.65	616,250	7,119	2.31
Non-interest-bearing liabilities:
Non-interest-bearing deposits	57,841			56,158
Other non-interest-bearing liabilities	17,461			17,994
Total liabilities	675,356			690,402
Total stockholders' equity	125,135			138,707
Total liabilities and equity	$800,491			$829,109
Net interest income		$8,197			$8,955
Interest rate spread(3)		1.84%			2.00%
Net interest-earning assets(4)	$119,379			$130,010
Net interest margin(5)		2.28%			2.40%
Ratio of interest-earning assets to interest-bearing liabilities	119.89%			121.10%

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

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Compared to			Compared to
	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(333)	$389	$56	$(559)	$1,004	$445
Investment securities	(105)	(91)	(196)	(229)	(129)	(358)
Other interest-earning assets	(13)	(16)	(29)	(12)	(7)	(19)
Total interest-earning assets	(451)	282	(169)	(800)	868	68
Interest expense:
Interest-bearing checking accounts	(28)	(152)	(180)	(3)	(26)	(29)
Money market deposit accounts	(98)	(88)	(186)	(595)	374	(221)
Savings and club accounts	—	(1)	(1)	(2)	(6)	(8)
Certificates of deposit	215	434	649	1,068	233	1,301
Total interest-bearing deposits	89	193	282	468	575	1,043
FHLB advances and other borrowings	(225)	(71)	(296)	(3)	(214)	(217)
Total interest-bearing liabilities	(136)	122	(14)	465	361	826
Net change in net interest income	$(315)	$160	$(155)	$(1,265)	$507	$(758)

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

(Dollars in thousands, except share and per share data)
	As of December 31,	As of June 30,
Calculation of Tangible Book Value per Share:	2024	2024
Total stockholders' equity	$124,201	$124,601
Less: goodwill and other intangible assets	5,147	5,214
Total tangible equity (non-GAAP)	119,054	119,387

Total common shares outstanding	9,208,217	9,343,900

Book value per share (GAAP)	$13.49	$13.33
Tangible book value per share (non-GAAP)	$12.93	$12.78

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

	As of December 31,	As of June 30,
Calculation of the total credit losses coverage ratio:	2024	2024
Allowance for credit losses	$2,598	$2,989
Purchase accounting fair value mark	2,038	2,171
Total credit losses coverage	$4,636	$5,160
Gross loans receivable	$470,108	$473,561
Gross loans receivable, excluding purchase accounting fair value mark	$472,146	$475,732

Allowance for credit losses to total loans (GAAP)	0.55%	0.63%
Total credit losses coverage to total loans (non-GAAP)	0.98%	1.08%

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Calculation of core net (loss) income:
Net (loss) income (GAAP)	$(988)	$11	$(1,009)	$190
Less pre-tax adjustments:
Net gain on sale of securities	—	(85)	—	(85)
Net gain on disposition of premises and equipment	(211)	—	(211)	—
Unrealized gain on equity securities	(202)	(148)	(281)	(221)
Merger related expenses	731	—	836	—
Tax impact of pre-tax adjustments	(73)	54	(79)	70
Core net (loss) income (non-GAAP)	$(743)	$(168)	$(744)	$(46)

Calculation of core basic (loss) earnings per share:
Basic (loss) earnings per share (GAAP)	$(0.12)	$0.00	$(0.12)	$0.02
Less pre-tax adjustments:
Net gain on sale of securities	—	(0.01)	—	(0.01)
Net gain on disposition of premises and equipment	(0.03)	—	(0.03)	—
Unrealized gain on equity securities	(0.02)	(0.02)	(0.03)	(0.02)
Merger related expenses	0.09	—	0.10	—
Tax impact of pre-tax adjustments	(0.01)	0.01	(0.01)	0.01
Core basic (loss) earnings per share (non-GAAP)	$(0.09)	$(0.02)	$(0.09)	$(0.00)

Calculation of core diluted (loss) earnings per share:
Diluted (loss) earnings per share (GAAP)	$(0.12)	$0.00	$(0.12)	$0.02
Less pre-tax adjustments:
Net gain on sale of securities	—	(0.01)	—	(0.01)
Net gain on disposition of premises and equipment	(0.03)	—	(0.03)	—
Unrealized gain on equity securities	(0.02)	(0.02)	(0.03)	(0.02)
Merger related expenses	0.09	—	0.10	—
Tax impact of pre-tax adjustments	(0.01)	0.01	(0.01)	0.01
Core diluted (loss) earnings per share (non-GAAP)	$(0.09)	$(0.02)	$(0.09)	$(0.00)

Calculation of core (loss) return on average assets:
(Loss) return on average assets (GAAP)	(0.50)%	0.01%	(0.25)%	0.05%
Less pre-tax adjustments:
Net gain on sale of securities	—	(0.04)	—	(0.02)
Net gain on disposition of premises and equipment	(0.11)	—	(0.05)	—
Unrealized gain on equity securities	(0.10)	(0.08)	(0.07)	(0.06)
Merger related expenses	0.38	—	0.20	—
Tax impact of pre-tax adjustments	(0.04)	0.03	(0.02)	0.02
Core (loss) return on average assets (non-GAAP)	(0.37)%	(0.08)%	(0.19)%	(0.01)%
Average assets	$797,119	$822,124	$800,491	$829,109

Calculation of core (loss) return on average equity:
(Loss) return on average equity (GAAP)	(3.15)%	0.04%	(1.61)%	0.27%
Less pre-tax adjustments:
Net gain on sale of securities	—	(0.27)	—	(0.12)
Net gain on disposition of premises and equipment	(0.67)	—	(0.34)	—
Unrealized gain on equity securities	(0.64)	(0.48)	(0.45)	(0.32)
Merger related expenses	2.32	—	1.34	—
Tax impact of pre-tax adjustments	(0.23)	0.17	(0.13)	0.10
Core (loss) return on average equity (non-GAAP)	(2.37)%	(0.54)%	(1.19)%	(0.07)%
Average equity	$125,559	$125,199	$125,135	$138,707

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. The Bank’s liquidity ratio was 37.2% as of December 31, 2024 compared to 38.5% as of June 30, 2024. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Our liquidity ratio is calculated as the sum of total cash and cash equivalents and unencumbered investments securities divided by the sum of total deposits and total borrowings. The Bank maintains a liquidity ratio policy that requires this metric to be above 10.0% to provide for the effective management of extension risk and other interest rate risks.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh to provide advances and with the Federal Reserve Bank to provide an overnight line of credit. We also have available credit from the Atlantic Community Bankers Bank to purchase federal funds.  As a member of the FHLB of Pittsburgh, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. We had an available borrowing limit of $279.5 million with the FHLB of Pittsburgh at December 31, 2024. There were $28.0 million of FHLB of Pittsburgh advances outstanding at December 31, 2024.

At December 31, 2024, we had outstanding commitments to originate loans of $16.2 million, unfunded commitments under lines of credit of $65.0 million and $118 thousand of standby letters of credit. At December 31, 2024, certificates of deposit scheduled to mature in less than one year totaled $170.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLB of Pittsburgh advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The analysis at December 31, 2024 indicates a level of risk within the parameters of our model. Our management believes that the December 31, 2024 analysis indicates a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2024. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multi-family loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of December 31, 2024, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month	Net Portfolio
	Net Interest Income	Value
	Percent	Estimated	Percent
Change in Interest Rates (Basis Points)	of Change	NPV	of Change
+200	(16.06)%	$145,859	(4.39)%
+100	(8.12)	149,028	(2.31)
0	—	152,558	—
-100	6.88	155,067	1.64
-200	13.82	157,844	3.46

As of December 31, 2024, based on the scenarios above, net interest income would decrease by approximately 8.12% to 16.06%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would increase by approximately 6.88% to 13.82% in a declining interest rate environment.

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

During the quarter ended December 31, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission on September 5, 2024 (the “Form 10-K”).  Except as set forth below, as of December 31, 2024, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Because the market price of Mid Penn shares of common stock will fluctuate, William Penn shareholders cannot be sure of the value of the merger consideration they may receive.

Upon completion of the Merger, each share of William Penn common stock will be automatically converted into the right to receive 0.426 shares of Mid Penn common stock. The market price for shares of Mid Penn common stock may vary from the market price of Mid Penn common stock on the date we announced the Merger and any change in the market price of Mid Penn shares of common stock prior to closing the Merger may affect the value of the merger consideration that William Penn shareholders will receive upon completion of the Merger. William Penn is not permitted to resolicit the vote of William Penn shareholders solely because of changes in the market price of Mid Penn shares of common stock. Because the exchange ratio is fixed, if Mid Penn’s stock price declines prior to the completion of the Merger, Mid Penn will not be required to adjust the exchange ratio. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects and regulatory considerations. Many of these factors are beyond our control. You should obtain current market quotations for shares of Mid Penn common stock.

William Penn and Mid Penn shareholders will have a reduced ownership percentage and voting interest after the Merger and will exercise less influence over management.

William Penn’s shareholders currently have the right to vote in the election of the board of directors of William Penn and on certain other matters affecting William Penn. When the Merger occurs, each William Penn shareholder that receives shares of Mid Penn common stock will become a shareholder of Mid Penn with a percentage ownership of the combined organization that is much smaller than the shareholder’s current percentage ownership of William Penn. Additionally, each Mid Penn shareholder will have a percentage ownership of the combined organization that is smaller than the shareholder’s current ownership in Mid Penn. Because of this, each institution’s existing shareholders will have less influence on the management and policies of Mid Penn than they now have on the management and policies of the institution in which they currently own shares.

Shareholders may be unable to timely sell shares after completion of the Merger.

There will be a time period between the completion of the Merger and the time at which former William Penn shareholders actually receive their shares of Mid Penn common stock. Until shares are received, former William Penn shareholders may not be able to sell their Mid Penn shares in the open market and, therefore, may not be able to avoid losses resulting from any decrease, or secure gains resulting from any increase, in the trading price of Mid Penn common stock during this period.

The Merger Agreement limits William Penn’s ability to pursue alternatives to the Merger.

The Merger Agreement contains “no shop” provisions that, subject to specified exceptions, limit William Penn’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of William Penn. In addition, a termination fee is payable by William Penn under certain circumstances, generally involving the decision to pursue an alternative transaction. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of William Penn from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share value than that proposed in the Merger, or might result in a potential competing acquiror proposing to pay a lower per share price to acquire William Penn than it might otherwise have proposed to pay, if the Merger with Mid Penn had not been announced.

William Penn shareholders will not have appraisal or dissenters’ rights in the Merger.

Appraisal or dissenters’ rights are statutory rights that, if applicable, enable shareholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in that extraordinary transaction. Under Maryland General Corporation Law, holders of William Penn common stock are not entitled to appraisal rights in the Merger with respect to their shares of William Penn common stock.

Required regulatory waivers and approvals may not be received in a timely manner, or at all, and may impose materially burdensome conditions that prevent the Merger from being completed.

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

Even if the approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions or that such conditions, limitations, or restrictions will not have the effect of preventing or delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reducing the anticipated benefits of the Merger if the Merger were completed successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Merger. The completion of the Merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any materially burdensome regulatory condition and the expiration of all statutory waiting periods. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees issued by any court or any other governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement. Further, such approvals are subject to expiration if the transaction is not consummated within the time period provided in the approval.

Despite the parties’ expected commitment to use their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the Merger Agreement, neither party is required under the terms of the Merger Agreement to take any actions, or agree to any condition or restriction in connection with obtaining these approvals, that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the proposed Merger.

The shares of Mid Penn common stock to be received by William Penn shareholders as a result of the Merger will have different rights from the shares of William Penn common stock.

Upon completion of the Merger, William Penn shareholders will become Mid Penn shareholders. Their rights as shareholders will be governed by Pennsylvania corporate law and the articles of incorporation and bylaws of Mid Penn. The rights associated with William Penn common stock are currently governed by Maryland corporate law, the articles of incorporation and bylaws of William Penn and are different from the rights associated with Mid Penn common stock.

Termination of the Merger Agreement could negatively affect William Penn and Mid Penn.

If the Merger Agreement is terminated, there may be various consequences, including the fact that Mid Penn and/or William Penn may experience negative reactions from the financial markets and from each party’s respective customers and employees. Certain costs related to the transactions contemplated by the Merger Agreement, such as legal, accounting and certain financial advisory fees, must be paid even if the Merger is not completed. In addition, William Penn’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated and William Penn’s board of directors seeks another merger or business combination, William Penn shareholders cannot be certain that William Penn will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Mid Penn has agreed to provide in the Merger. If the Merger Agreement is terminated and a different business combination is pursued, William Penn may also be required to pay a termination fee of $4,900,000 to Mid Penn under certain circumstances. Finally, if the Merger is not completed, whether because of the failure to receive required regulatory approvals in a timely fashion or because one of the parties has breached its obligations in a way that permits termination of the Merger Agreement, or for any other reason, Mid Penn’s and William Penn’s stock prices may decline to the extent that the current market price reflects a market assumption that the Merger will be completed.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed for other reasons.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger. Those conditions include, among others: approval of the Merger Agreement by William Penn shareholders and approval of the issuance of shares of Mid Penn common stock as merger consideration by Mid Penn shareholders, regulatory approvals, absence of orders prohibiting the completion of the Merger, effectiveness of the Mid Penn registration statement with respect to the shares of Mid Penn common stock to be issued as merger consideration, approval of the shares of Mid Penn common stock to be issued to William Penn shareholders for listing on the Nasdaq Global Market, the continued accuracy of the representations and warranties by both parties, the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. The conditions to closing of the Merger may not be fulfilled and the Merger may not be completed.

Failure to complete the Merger could negatively affect the market price of Mid Penn’s and William Penn’s common stock.

If the Merger is not completed for any reason, Mid Penn and William Penn will be subject to a number of material risks, including the following:

•	the market price of William Penn common stock may decline to the extent that the current market prices of its common stock already reflect a market assumption that the Merger will be completed;

•

costs relating to the Merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, additional reimbursement and termination fees, must be paid even if the Merger is not completed; and

•

the diversion of management’s attention from the day-to-day business operations and the potential disruption to each company’s employees and business relationships during the period before the completion of the Merger may make it difficult to regain financial and market positions if the Merger does not occur.

William Penn will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on William Penn and consequently on Mid Penn. These uncertainties may impair William Penn’s ability to attract, retain and motivate key personnel until the Merger is consummated, and could cause customers and others that deal with William Penn to seek to change existing business relationships with

William Penn. Retention of certain employees may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with Mid Penn. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Mid Penn, Mid Penn’s business following the Merger could be harmed. In addition, the Merger Agreement restricts William Penn from taking certain actions until the Merger occurs without the consent of Mid Penn. These restrictions may prevent William Penn from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

If the Merger is not completed, William Penn and Mid Penn will have incurred substantial expenses without realizing the expected benefits of the Merger.

William Penn and Mid Penn have both incurred substantial expenses in connection with the Merger. The completion of the Merger depends on the satisfaction of specified conditions and the continued effectiveness of regulatory approvals and the approval of Mid Penn’s and William Penn’s shareholders. William Penn and Mid Penn cannot guarantee that these conditions will be met. If the Merger is not completed, these expenses could have an adverse impact on the financial condition and results of operations on a stand-alone basis for both William Penn and Mid Penn.

Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the Merger.

Neither William Penn nor Mid Penn is currently able to predict the outcome of any suit arising out of or relating to the proposed transaction that may be filed in the future. If any letters or complaints are filed, absent allegations that are material, William Penn and Mid Penn will not necessarily announce such filings.

William Penn and Mid Penn could be subject to demands or litigation related to the Merger, whether or not the Merger is consummated. Such actions may create additional uncertainty relating to the Merger, and responding to such demands and defending such actions may be costly and distracting to management. Although there can be no assurance as to the ultimate outcomes of any demand or any subsequent litigation, neither William Penn nor Mid Penn believes that the resolution of such demands or any subsequent litigation will have a material adverse effect on its respective financial position, results of operations or cash flows.

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

Each of the Company’s stock repurchase programs was adopted following the Company’s consultation with the Federal Reserve Board.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
October 1 - 31, 2024	10,242	$12.23	10,242	—
November 1 - 30, 2024	—	—	—	—
December 1 - 31, 2024	—	—	—	—
Total	10,242	$12.23	10,242

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of William Penn Bancorporation (Incorporated by reference to Exhibit 3.1 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))

3.2	Bylaws of William Penn Bancorporation (Incorporated by reference to Exhibit 3.2 to William Penn Bancorporation’s Registration Statement on Form S-1 (Registration No. 333-249492))

10.1	Employment Agreement, dated as of October 31, 2024, by and between Mid Penn Bancorp, Inc., Mid Penn Bank, William Penn Bancorporation, William Penn Bank and Kenneth J. Stephon*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of William Penn Bancorporation

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of William Penn Bancorporation

32.1	Certification of Chief Executive Officer of William Penn Bancorporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of William Penn Bancorporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORPORATION

Date: February 6, 2025	By:	/s/ Kenneth J. Stephon
Kenneth J. Stephon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2025	By:	/s/ Jonathan T. Logan
Jonathan T. Logan
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)